Form 10-Q
period 1996-06-30
FMG RITA RANCH LIMITED PARTNERSHIP
filed 1996-08-09
CIK 820047

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   Form 10-Q



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.


______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________________ TO __________________________.



Commission File number:  0-16601 (formerly 33-16164-LA)



                       FMG RITA RANCH LIMITED PARTNERSHIP
                           (Exact name of registrant)


           Delaware                                   23-2466343

(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

250 King of Prussia Road, Radnor, PA  19087
(Address of Principal Executive Offices)

Issuer's Telephone Number:  (610 964-7234)

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x     No _____

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

         The unaudited financial statements of FMG Rita Ranch Limited partnership (the "Partnership") at June 30, 1996 are attached hereto as Exhibit A.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Background

                 The Partnership is a Delaware limited partnership. The Partnership was formed on January 30, 1987 by FMG Western Region Acquisitions, Inc. (the "General Partner") and the initial limited partner, FM Initial, Inc., with an initial contribution of $25,000 by the General Partner. The General Partner is an indirect wholly-owned subsidiary of The Fidelity Mutual Life Insurance Company (in Rehabilitation) ("Fidelity Mutual"). In accordance with the Amended and Restated Limited partnership Agreement dated December 17, 1987 (the "Partnership Agreement"), FM Initial, Inc. withdrew from the partnership upon admittance of new limited partners. The Partnership was formed to acquire and realize appreciation in a certain 118 acre parcel of undeveloped land near Tucson, Arizona (the "Property") by holding it for investment and eventual sale, although there is no assurance that this will be attained.

         Results of Operations

         The Partnership's revenues for the second quarter of fiscal year 1996 consisted of interest income of $2 and partnership transfer fees of $25. Expenses for the second quarter of 1996 consisted of general and administrative costs of $1,875, management fees of $3,750, insurance of $34 and real estate taxes of $2,604.

         The Partnership's revenues for the first quarter of fiscal year 1996 consisted of interest income of $2 and partnership transfer fees of $75. Expenses for the first quarter of 1996 consisted of general and administrative costs of $1,430, management fees of $3,750, insurance of $35 and real estate taxes of $2,604.

         The Partnership's revenues for fiscal year 1995 consisted of interest income of $89 and partnership transfer fees of $25. Expenses for 1995 consisted primarily of general and administrative costs of $7,051, management fees of $15,000, insurance of $127 and real estate taxes of $10,415.

         The Partnership's revenues for fiscal year 1994 consisted of interest income of $8 and partnership transfer fees of $250. Expenses for 1994 consisted primarily of general and administrative costs of $4,481, insurance of $1,801 and real estate taxes of $13,597.

         The current real estate forecast for Rita Ranch is that there will continue to be an absorption of vacant land in other Tucson submarkets, and improvements in the immediate area, in particular the residential sector which is one of the fastest growing in Tucson, Arizona. Unfortunately, the commercial and industrial market growth has been limited.

         Liquidity and Capital Resources

         The Partnership has no cash reserve remaining at June 30, 1996. As shown in the accompanying financial statements, the Partnership has incurred substantial operating losses in each of the past three years. Such losses will continue until the Partnership begins to sell land parcels. In the partnership agreement, the General Partner has committed to contribute up to $600,000 to the capital of the Partnership as the need for additional working capital arises. Cumulative amounts funded by the General Partner amounted to $258,198 at June 30, 1996. Realization of the partnership's assets is dependent upon the continued funding of operating deficits by the General Partner and its affiliate. There can be no assurance, however, that the General Partner or its affiliate will continue to fund operating deficits.

         The weak conditions in both the real estate and industrial sectors of Tucson are responsible for nearly halting sales of undeveloped industrial land for parcels greater than 25 acres. These unfavorable conditions have contributed to the substantial decrease in the value of the Partnership's land.

         While growth in the Rita Ranch Planned Community is encouraging, we continue to believe that the property should be held until the demand for industrial land and corresponding values rebound.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         The Partnership is not a direct party to, nor is the Partnership's property directly the subject of, any material legal proceedings. However, on November 6, 1992, the Commonwealth Court of Pennsylvania issued an order placing The Fidelity Mutual Life Insurance Company ("Fidelity Mutual"), the indirect parent of the General Partner of the Partnership, into rehabilitation under the control and authority of the Pennsylvania Insurance Commissioner pursuant to the provisions of the Pennsylvania Insurance Department Act, 40 P.S. Section 221.1 et seq. The Partnership is not a direct party to the order, but ownership of the stock of the General Partner is vested in the Insurance Commissioner pursuant to the Order.

Item 2 - Changes in Securities

         There was no change in the partnership's securities during the second quarter of 1996.


Item 3 - Defaults Upon Senior Securities

         There was no default in the payment of principal, interest, a sinking or purchase fund installment or any other default with respect to any indebtedness of the Partnership. The Partnership has issued no preferred stock; accordingly, there has been no arrearages or delinquencies with respect to any such preferred stock.


Item 4 - Submission of Matters to a Vote of Security Holders

         No matters were submitted to the Partners for a vote during the second quarter of 1996.


Item 5 - Other Information

         None


Item 6 - Exhibits and Reports on Form 8-K


Reports on Form 8-K

         None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers           Description                       Page Number
- ---------------           -----------                       -----------
3.1(a)                    Certificate of Limited                 *
                          Partnership

3.1(b) & (4)              Restated Limited Partnership           **
                          Agreement

9                         not applicable

11                        not applicable

12                        not applicable

13                        not applicable

16                        not applicable

18                        not applicable

19                        not applicable

22                        not applicable

23                        not applicable

24                        not applicable

25                        not applicable

28                        not applicable

29                        not applicable
________________________________________________________________________________

* Incorporated by reference to Exhibit 3.1 filed as part of the Exhibits to the Partnership's Registration Statement on Form S-18, Registration No. 33-16164-LA.

**       Incorporated by reference to Exhibit 3.2 filed as part of the partnership's Registration Statement on Form S-18, Registration No. 33-
16164-LA.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                                  Title                Date
- ---------                                  -----                ----


/s/ JAMES W. KELICAN, JR.                  Vice President,      August 9, 1996
- ---------------------------                Director of
James W. Kelican, Jr.                      FMG Western
                                           Region
                                           Acquisitions,
                                           Inc.





/s/ MARGARET TAMASITIS                     Assistant            August 9, 1996
- ---------------------------                Secretary of
Margaret Tamasitis                         FMG Western
                                           Region
                                           Acquisitions,
                                           Inc.

EXHIBIT A

                       FMG RITA RANCH LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                                          June 30,           December 31,
                                                            1996                 1995
                                                         (Unaudited)
                                                      --------------       --------------

     ASSETS


Land                                                  $      350,000        $    350,000

Cash and cash equivalents                                        248                 205

Prepaid Insurance                                                 35                   -

                                                      $      350,283        $    350,205
                                                      --------------      --------------


LIABILITIES AND PARTNERS' EQUITY


   Accrued expenses                                   $       11,258        $      9,842

   Due to affiliates                                               -                3750

   Partners' Equity                                          339,025             336,613
                                                      --------------      --------------
                                                      $      350,283        $    350,205
                                                      ==============      ==============

                      F M G RITA RANCH LIMITED PARTNERSHIP

                 STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                                  (Unaudited)

                                                  Three months        Three months        Six months         Six months
                                                      ended              ended              ended              ended
                                                    June 30,            June 30,           June 30,           June 30,
                                                      1996                1995               1996               1995
                                                 -------------       -------------      -------------      -------------
REVENUES:
  Interest income                               $            2      $            2     $            4     $            4
  Other income                                              25                   -                100                  -
                                                 -------------       -------------      -------------      -------------

                                                            27                   2                104                  4
                                                 =============       =============      =============      =============

EXPENSES:
  Real estate taxes                                      2,604               3,283              5,208              6,565
  Management fees                                        3,750               3,750              7,500              7,500
  General and administrative                             1,875               1,470              3,305              3,027
  Insurance                                                 34                  31                 69                 62
                                                 -------------       -------------      -------------      -------------
                                                         8,263               8,534             16,082             17,154
                                                 -------------       -------------      -------------      -------------

          NET LOSS                              $       (8,236)     $       (8,532)    $      (15,978)    $      (17,150)

Partners' equity,
   Beginning of period                                 337,609             334,603            336,613            339,196

Captial Contributions                                    9,652               6,881             18,390             10,906
                                                 -------------       -------------      -------------      -------------
Partners' equity,
   End of period                                $      339,025      $      332,952     $      339,025     $      332,952
                                                 =============       =============      =============      =============

Weighted Average Number of
   Limited Partnership Units
   Outstanding                                           6,707               6,707              6,707              6,707
                                                 =============       =============      =============      =============

Loss from Operations per
   Limited Partnership
   Interest                                             $(1.22)             $(1.26)            $(2.36)            $(2.53)
                                                 =============       =============      =============      =============

                            F M G RITA RANCH LIMITED

                 STATEMENTS OF OPERATIONS AND PARTNER'S EQUITY

                                  (Unaudited)



                                                                      SIX MONTHS
                                                                    ENDED JUNE 30
                                                ----------------------------------------------------
                                                      1996               1995               1994
                                                 -------------       -------------      -------------

REVENUES:
  Interest income                               $            4     $            4      $          5
  Other income                                             100                  -               100
                                                 -------------      -------------     -------------
                                                           104                  4               105
                                                 -------------      -------------     -------------
EXPENSES:
  Real estate taxes                                      5,208              6,565             7,475
  Management fees                                        7,500              7,500                 -
  General and administrative                             3,305              3,027             2,621
  Insurance                                                 69                 62             1,180
                                                 -------------      -------------     -------------
                                                        16,082             17,154            11,276
                                                 -------------      -------------     -------------
          NET LOSS                              $      (15,978)    $      (17,150)     $    (11,171)

Partners' equity,
   Beginning of period                                 336,613            339,196           330,009

Capital Contributions                                   18,390             10,906            22,243
                                                 -------------      -------------     -------------
Partners' equity,
   End of period                                $      339,025     $      332,952      $    341,081
                                                 =============      =============     =============

Weighted Average Number of
   Limited Partnership Units
   Outstanding                                           6,707              6,707             6,707
                                                 =============      =============     =============

Loss from Operations per
   Limited Partnership Interest                  $       (2.36)     $       (2.53)      $     (1.65)
                                                 =============      =============     =============

                      F M G RITA RANCH LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                         FOR THE SIX MONTHS
                                                                             ENDED JUNE 30
                                                         -----------------------------------------------
                                                               1996             1995             1994
                                                         -------------   -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                    $     (15,978)    $   (17,150)     $   (11,171)
    Adjustments to reconcile net
       income (loss) to net cash
       used in operating activities:

       Increase in General Partner's
          capital                                               18,390          10,906           22,243
      (Increase) in prepaid expenses                               (35)            (31)            (590)
      Increase (decrease) in
          accrued expenses                                       1,416           6,219          (10,898)
      Increase (decrease) in
          due to affiliate                                      (3,750)              -                -
                                                         -------------   -------------    -------------
       Net cash provided by (used in)
          operating activities                           $      16,021     $    17,094      $    10,755
                                                         -------------   -------------    -------------

    Net increase (decrease) in cash                                 43             (56)            (416)

       Cash, Beginning of period                                   205             292              615
                                                         -------------   -------------    -------------

       Cash, End of period                               $         248     $       236      $       199
                                                         =============   =============    =============