Form 10-Q
period 1996-09-30
FMG RITA RANCH LIMITED PARTNERSHIP
filed 1996-11-14
CIK 820047

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q



  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED September 30, 1996.


----     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
         THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
         PERIOD FROM     TO     .



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

         The unaudited financial statements of FMG Rita Ranch Limited partnership (the "Partnership") at September 30, 1996 are attached hereto as Exhibit A.

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

         Results of Operations

         The Partnership's revenues for the third quarter of fiscal year 1996 consisted of interest income of $1 and partnership transfer fees of $25. Expenses for the third quarter of 1996 consisted of general and administrative costs of $1,179, management fees of $3,750, insurance of $35 and real estate taxes of $1,892.

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

         The General Partner is in the process of having an appraisal performed and if there is any impairment, it will be recorded during the fourth quarter of 1996.

         Liquidity and Capital Resources

         The Partnership has no cash reserve remaining at September 30, 1996. As shown in the accompanying financial statements, the Partnership has incurred substantial operating losses in each of the past three years. Such losses will continue until the Partnership begins to sell land parcels. In the partnership agreement, the General Partner has committed to contribute up to $600,000 to the capital of the Partnership as the need for additional working capital arises. Cumulative amounts funded by the General Partner amounted to $261,948 at September 30, 1996. Realization of the partnership's assets is dependent upon the continued funding of operating deficits by the General Partner and its affiliate. There can be no assurance, however, that the General Partner or its affiliate will continue to fund operating deficits.

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


Item 2 - Changes in Securities

         There was no change in the partnership's securities during the third quarter of 1996.


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

         No matters were submitted to the Partners for a vote during the third quarter of 1996.


Item 5 - Other Information

         None


Item 6 - Exhibits and Reports on Form 8-K

Reports on Form 8-K

         None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers                Description                     Page Number
---------------                -----------                     -----------
3.1(a)                 Certificate of Limited                   *
                       Partnership

3.1(b) & (4)           Restated Limited Partnership             **
                       Agreement

9                      not applicable

11                     not applicable

12                     not applicable

13                     not applicable

16                     not applicable

18                     not applicable

19                     not applicable

22                     not applicable

23                     not applicable

24                     not applicable

25                     not applicable

28                     not applicable

29                     not applicable

*Incorporated by reference to Exhibit 3.1 filed as part of the Exhibits to the Partnership's Registration Statement on Form S-18, Registration No. 33-16164-LA.

**       Incorporated by reference to Exhibit 3.2 filed as part of the partnership's Registration Statement on Form S-18, Registration No. 33-16164-LA.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                              Title                                     Date
---------                              -----                                     ----
/s/ James W. Kelican, Jr.              Vice President,                           11/12, 1996
-----------------------------          Director of
James W. Kelican, Jr.                  FMG Western
                                       Region
                                       Acquisitions,
                                       Inc.





/s/ Margaret Tamasitis                 Assistant                                 11/12, 1996
-----------------------------          Secretary of
Margaret Tamasitis                     FMG Western
                                       Region
                                       Acquisitions,
                                       Inc.

EXHIBIT A

                       FMG RITA RANCH LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS


                                                         September 30,    December 31,
                                                             1996             1995
                                                          (Unaudited)
                                                          -----------     -----------
Land                                                       $350,000       $350,000

Cash and cash equivalents                                       245            205
                                                          -----------     -----------
                                                           $350,245       $350,205
                                                          ===========     ===========

                    LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

   Accrued expenses                                        $ 14,300       $  9,842

   Due to affiliates                                           --            3,750

   Partners' Equity                                         335,945        336,613
                                                          -----------     -----------
                                                           $350,245       $350,205
                                                          ===========     ===========

                      F M G RITA RANCH LIMITED PARTNERSHIP

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                                   (Unaudited)

                                   Three months     Three months      Nine months    Nine months
                                      ended            ended            ended           ended
                                  September 30,    September 30,     September 30,   September 30,
                                      1996             1995              1996            1995
                                      ----             ----              ----            ----
REVENUES:
  Interest income                  $       1        $       2        $       5        $       6
  Other income                            25               25              125               25
                                   ---------        ---------        ---------        ---------
                                          26               27              130               31
                                   =========        =========        =========        =========

EXPENSES:
  Real estate taxes                    1,892            1,246            7,100            7,811
  Management fees                      3,750            3,750           11,250           11,250
  General and administrative           1,179            1,156            4,484            4,183
  Insurance                               35               30              104               92
                                   ---------        ---------        ---------        ---------
                                       6,856            6,182           22,938           23,336
                                   ---------        ---------        ---------        ---------

          NET LOSS                 $  (6,830)       $  (6,155)       $ (22,808)       $ (23,305)

Partners' equity,
   Beginning of period               339,025          332,952          336,613          339,196

Captial Contributions                  3,750           12,250           22,140           23,156
                                   ---------        ---------        ---------        ---------
Partners' equity,
   End of period                   $ 335,945        $ 339,047        $ 335,945        $ 339,047
                                   =========        =========        =========        =========

Weighted Average Number of
   Limited Partnership Units
   Outstanding                         6,707            6,707            6,707            6,707
                                   =========        =========        =========        =========

Loss from Operations per
   Limited Partnership
   Interest                        $   (1.00)       $    (.91)       $   (3.36)       $   (3.44)
                                   =========        =========        =========        =========

                      F M G RITA RANCH LIMITED PARTNERSHIP

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                                   (Unaudited)



                                                  NINE MONTHS
                                              ENDED SEPTEMBER 30
                                      -----------------------------------
                                      1996           1995            1994
                                      ----           ----            ----
REVENUES:
  Interest income                  $      5        $      6        $      6
  Other income                          125              25             200
                                   --------        --------        --------
                                        130              31             206
                                   --------        --------        --------

EXPENSES:
  Real estate taxes                   7,100           7,811          10,315
  Management fees                    11,250          11,250            --
  General and administrative          4,484           4,183           4,000
  Insurance                             104              92           1,770
                                   --------        --------        --------
                                     22,938          23,336          16,085
                                   --------        --------        --------
          NET LOSS                 $(22,808)       $(23,305)       $(15,879)
                                   ========        ========        ========

                      F M G RITA RANCH LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                  FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30
                                           ----------------------------------
                                           1996           1995           1994
                                           ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                     $(22,808)       $(23,305)       $(15,879)
  Adjustments to reconcile net
      income (loss) to net cash
      used in operating activities:

  Increase in General Partner's
      capital                             22,140          23,156          22,243
  Increase (decrease) in
      accrued expenses                     4,458              90          (6,709)
  Increase (decrease) in
      due to affiliate                    (3,750)           --              --
                                        --------        --------        --------
  Net cash provided by (used in)
      operating activities              $     40        $    (59)       $   (345)
                                        --------        --------        --------


Net increase (decrease) in cash               40             (59)           (345)

   Cash, Beginning of period                 205             292             615
                                        --------        --------        --------

   Cash, End of period                  $    245        $    233        $    270
                                        ========        ========        ========