Form 10-K405
period 1996-12-31
FMG RITA RANCH LIMITED PARTNERSHIP
filed 1997-03-31
CIK 820047

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(Mark One)
  X  ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF
----
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

COMMISSION FILE NUMBER: 0-16601 (FORMERLY 33-16164-LA)
                        ------------------------------

                       FMG RITA RANCH LIMITED PARTNERSHIP
                       ----------------------------------
                         (Name of issuer in its charter)

Delaware                             23-2466343
--------------------------           ---------------------
(State of incorporation or           (IRS Employer Identification
organization)                        Number)

250 King of Prussia Road,      Radnor, Pennsylvania         19087
-------------------------      ------------------------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone no., including area code: (610) 964-7234
Securities registered pursuant to Section 12(b) of the Act.

                                          Name of each exchange
            Title of each Class            on which registered
            -------------------            -------------------

                 None                         Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                    Limited Partnership Units $1,000 Per Unit
                    -----------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past (90) days. Yes X No
                                                               ---   ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          -----

                       FMG RITA RANCH LIMITED PARTNERSHIP
                                    FORM 10-K
                                TABLE OF CONTENTS

ITEM
----
PART I
------
Item 1.     Business


                  Background.............................................   4
                  Material Recent Developments...........................   4
                  Competition ...........................................   4
                  Employees .............................................   5
                  Trademarks and Patents ................................   5


Item 2.     Property ....................................................   5

Item 3.     Legal Proceedings ...........................................   6
Item 4.     Submission of Matters to a Vote of Security
            Holders .....................................................   6

PART II
-------

Item 5.     Market for the Partnership's Units of Limited
            Partnership Interest and Related Security
            Holder Matters ..............................................   6

Item 6.     Selected Financial Data .....................................   6

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations
                  Background ............................................   7
                  Results of Operations .................................   7
                  Liquidity and Capital Resources .......................   8

Item 8.     Financial Statements and Supplementary Data .................   8

Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure ......................   8

PART III
--------

Item 10.    Directors and Executive Officers of the
            Partnership .................................................   9

Item 11.    Executive Compensation ......................................  10

Item 12.    Security Ownership of Certain Beneficial
            Owners and Management
                  (a)   Security Ownership of Certain
                        Beneficial owners ...............................  10
                  (b)   Security Ownership of  Management ...............  10
                  (c)   Changes in Control ..............................  11

Item 13.    Certain Relationships and Related Transactions ..............  11

PART IV
-------

Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K .........................................  12


SIGNATURES ..............................................................  14

                                     PART I


ITEM 1.     BUSINESS

            Background
            ----------

            FMG Rita Ranch Limited Partnership (the "Partnership") was formed on January 30, 1987, as a Delaware limited partnership with FMG Western Region Acquisitions, Inc. (the "General Partner") as its sole general partner. On March 19, 1987, the Partnership acquired 118 acres of unimproved land (the "Property") in Tucson, Arizona. The Partnership's primary business objectives is to realize appreciation in the value of the Property by holding the Property for investment and eventual sale, although there is no assurance that this will be attained.

            The Partnership's public offering of 6,707 Units of limited partnership interest ("Units") commenced on October 29, 1987 and continued until June 10, 1988. On June 10, 1988, 6,707 Units had been sold for $6,281,295 to 105 investors, including an affiliate of the General Partner which acquired 5,008.3 Units.

            The General Partner has no plans to develop the Property, except for activities including land planning, market surveys and other activities necessary to prepare the Property for sale. There can be no assurance that necessary funds would be available should it be desirable for the Partnership to improve the Property to facilitate its sale.

            Because of the lack of demand for industrial and commercial land in the Tucson area and the resulting decline in the Property's value, the Partnership was required to reduce its carrying value on the Property in 1990 and again in 1992. The General Partner believes that it would be necessary for the Partnership to hold the property for several years, possibly decades, before the Partnership may be able to sell the Property at a price which approximates the price paid by the Partnership for the Property. Thus, it is unlikely that the Property will be sold for a price which approximates the original price paid by the Partnership for the Property.

            Material Recent Developments
            ----------------------------

            None

            Competition
            -----------

            Rita Ranch is a 2,700 acre master planned development of which approximately 1,200 acres are designated for industrial use. Properties within Rita Ranch are subject to conditions, covenants, restrictions and a master-planned layout which affects zoning and land use patterns. To date, there are only four improved industrial properties utilizing approximately 50 acres situated within the Rita Ranch community. While Rita Ranch contains predominately residential land uses with areas designated for commercial and industrial development, the majority of the neighborhood is either in use or designated for industrial related purposes.

            The subject property is located in Tucson's southeastern outskirts. Development in virtually all market sectors can be expected to increase as Tucson expands to the east. The residential market has recently shown marked signs of improvement, predominantly within Rita Ranch. Limited commercial growth serving residents staple needs is anticipated for the Rita Ranch area but significant retail or office demand will likely continue to be served from eastside commerce centers until the residential population reaches levels to support pre-leased development. Additionally, the remote location of Rita Ranch, restrictive conditions, covenants, and vast amounts of available and affordable industrially zoned land throughout metropolitan Tucson discourages an overly optimistic prediction of demand for industrial uses at the present time, but development is anticipated to occur as population growth continues.

            Employees
            ---------

            The Partnership has no employees. The General Partner manages and controls the affairs of the Partnership. (See Part III, Item 10, Directors and Executive Officers of the Partnership).

            Trademarks and Patents
            ----------------------
            The Partnership has no trademarks or patents.


ITEM 2.     PROPERTY

            The Partnership owns 118 acres of undeveloped land situated at the southwest corner of Old Vail and Houghton Roads in the Rita Ranch subdivision of Tucson, Arizona. It is comprised of two contiguous parcels, one of which is 110 acres and is zoned industrial (the "Industrial Parcel") and the other of which is eight acres and is zoned commercial (the "Commercial Parcel").

                  In October 1996, an appraisal was ordered on the subject property. A summary of the site data indicates that the visibility of the site from Houghton Road and the location near an entrance to Rita Ranch are both positive. In addition, the fact that eight acres are zoned commercial at the corner of Old Vail and Houghton Road could be an advantage in the future. The property provides rail access, but the topography of the site would require an estimated 15 foot ballast height and substantial engineering/grading to make this a reality. The presence of the gas pipeline easement and the below grade nature along Houghton Road are negative characteristics for future development. Also, all future site development is subject to restrictions which could lead to significant screening and landscaping costs relevant to most industrial and commercial uses. Properties have been marketed for a year to several years in the area before a transaction closes. Due to the lack of demand for large vacant land parcels in this submarket of Tucson, the appraiser has estimated the "As Is" value to be $475,000 or approximately $4,000 per acre.

ITEM 3.     LEGAL PROCEEDINGS

            The Partnership is not a direct party to, nor is the Partnership's property directly the subject of, any material legal proceedings. However, on November 6, 1992, the Commonwealth Court of Pennsylvania issued an order placing Fidelity, the indirect parent of the General Partner, into rehabilitation under the control and authority of the Pennsylvania Insurance Commissioner pursuant to the provisions of the Pennsylvania Insurance Department Act, 40 P.S. Section S
221.1 et seq. The Partnership is not a direct party to the order, but ownership of the stock of the General Partner and the stock of the majority Limited Partner is vested in the Insurance Commissioner pursuant to the order.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of security holders during the fiscal year ended December 31, 1996.

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S UNITS OF LIMITED PARTNERSHIP INTEREST AND RELATED SECURITY HOLDER MATTERS

            There is no established public trading market for the Units and it is not anticipated that any will develop in the future. The Partnership commenced an offering to the public on October 29, 1987 of 6,707 Units of limited partnership interests. The offering continued until June 10, 1988 when all 6,707 Units had been sold to 105 investors, including an affiliate of the General Partner which acquired 5,008.3 Units.


ITEM 6.     SELECTED FINANCIAL DATA

                      For the Year  For the Year  For the Year   For the Year   For the Year
                         Ended         Ended         Ended          Ended          Ended
                      December 31   December 31   December 31    December 31    December 31
                         1996          1995          1994           1993           1992
                         ----          ----          ----           ----           ----

Operating
Revenues                 $182           $33          $258           $285           $187

Net Income
  (Loss)*             $(33,130)      $(32,560)     $(19,621)     $(19,470)      $(859,538)*

Net Income
   (Loss) per
    Unit of
    Limited
    Interest          $(4.94)        $(4.85)       $(2.93)       $(2.90)        $(128.16)

                         December 31   December 31   December 31   December 31   December 31
                            1996          1995          1994          1993          1992
                            ----          ----          ----          ----          ----

Total Assets             $350,267       $350,205     $350,292       $350,615     $353,836*

Long Term
    Obligations               -0-            -0-         -0-             -0-          -0-

Cash Distributions
    Declared per Unit
    of Limited
    Partnership
    Interest               None           None        None             None         None

(*)  Includes a provision for loss on land of $830,000.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


            Background
            ----------

            The Partnership was formed to acquire and realize appreciation in the Property by holding it for investment and eventual sale. However, there can be no assurance that the Partnership's objectives will be realized.

            Results of operations
            ---------------------

            The Partnership's revenues for fiscal year 1996 consisted of interest income of $7 and partnership transfer fees of $175. Expenses for 1996 consisted primarily of general and administrative costs of $8,715, insurance of $131, real estate taxes of $9,466 and management fees of $15,000.

            The Partnership's revenues for fiscal year 1995 consisted of interest income of $8 and partnership transfer fees of $25. Expenses for 1995 consisted primarily of general and administrative costs of $7,051, insurance of $127, real estate taxes of $10,415 and management fees of $15,000.

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

            Liquidity and Capital Resources
            -------------------------------

            The Partnership has no cash reserve remaining at December 31, 1996. As shown in the accompanying financial statements, the Partnership has incurred substantial operating losses in each of the past three years. Such losses will continue until the Partnership begins to sell land parcels. In the partnership agreement, the General Partner has committed to contribute up to $600,000 to the capital of the Partnership as the need for additional working capital arises. Cumulative amounts funded by the General Partner amounted to $273,181 at December 31, 1996. Realization of the Partnership's assets is dependent upon the continued funding of operating deficits by the General Partner and its affiliate. There can be no assurance, however, that the General Partner or its affiliate will continue to fund operating deficits.

            During 1992 and 1990, the Partnership recorded writedowns of $830,000 and $6,261,041 respectively.

            The weak conditions in both the real estate and industrial sectors of Tucson are responsible for nearly halting sales of undeveloped industrial land. These unfavorable conditions have contributed to the substantial decrease in the value of the Partnership's land.

            While the growth in the Rita Ranch Planned Community is encouraging, we continue to believe that the property should be held until the demand for industrial land and corresponding values rebound.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The Partnership's financial statements for the years ended December 31, 1996 and 1995 together with the report of the Partnership's independent accountant, Ernst & Young LLP, is included in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

            The Partnership does not have any directors or officers. The General Partner manages and controls the affairs of the Partnership and has responsibility for all aspects of the Partnership's operations. The current executive officers and directors of the General Partner are identified and described below. Officers and directors serve until their successors have been elected.

            Arthur W. Mullin is a Director, President and Treasurer of the General Partner. Mr. Mullin is also an officer and director of various other subsidiaries of Fidelity Mutual. Mr. Mullin was appointed senior vice President and Director of Real Estate for Fidelity Mutual in June 1993 and served in that capacity until January 31, 1995. He is currently President of KMR Management, Inc., a management advisory firm which provides advise to corporations and institutions regarding corporate, financial and real estate matters. Before joining Fidelity Mutual, Mr. Mullin served as President of KMR Management, Inc. Mr. Mullin received a B.S. in Political Science and a M.S. in Education from St. Joseph's University, Philadelphia, Pennsylvania.

            William S. Taylor is Director and Vice President of the General Partner. Mr. Taylor is also an officer and director of various other subsidiaries of Fidelity Mutual. Mr. Taylor is the Deputy Insurance Commissioner for Liquidations, Rehabilitations and Special Funds for the Commonwealth of Pennsylvania. Mr. Taylor has a bachelor's degree in Economics fro Elizabethtown College and a masters degree in Governmental Administration from the University of Pennsylvania.

            James W. Kelican, Jr., CPM, is a Director and Vice President of the General Partner. Mr. Kelican is also an officer and director of various other subsidiaries of Fidelity Mutual. Mr. Kelican was appointed Vice President - Real Estate for Fidelity Mutual in July, 1993 and Senior Vice President and Director of Real Estate in October 1994. Mr. Kelican has a B.S. in Business Administration from Drexel University, Philadelphia, Pennsylvania and has the title of Certified Property Manager from the Institute of Real Estate Management of the National Association of Realtors.

            Robert Bixler is Secretary of the General Partner. Mr. Bixler is also the Secretary of various other subsidiaries of Fidelity Mutual. Mr. Bixler is a Vice President and Associate Counsel of Fidelity Mutual. Mr. Bixler received his A.B. degree in Economics from Temple University, and his J.D. degree from Temple University Law School, Philadelphia, PA. He is a member of the American Bar Association and the Philadelphia Bar Association.

            Margaret Tamasitis is Assistant Secretary of the General
Partner. Ms. Tamasitis is also Assistant Secretary of various other subsidiaries. Ms. Tamasitis is a Second Vice President of Fidelity Mutual in the Controller's office and has been with Fidelity Mutual for 26 years. Ms. Tamasitis received her B.S. degree in Accounting from Temple University, Philadelphia, PA.

ITEM 11.    EXECUTIVE COMPENSATION

            As of December 31, 1996 the Partnership did not pay remuneration to any officers of the General Partner. Fees which have been paid or are payable to the General Partner and affiliates are set forth in Item 13 of this report, "Certain Relationships and Related Transactions".


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND   MANAGEMENT

            (a)   Security Ownership of Certain Beneficial Owners

                                            Name and        Amount and
                                            Address of      Nature of
                                            Beneficial      Beneficial         Percent
                  Title of Class            Owner           Ownership         of Class
                  --------------            -----           ---------         --------
                  (1) Units of Limited      Equity          5,008.3             74.67
                      Partnership           Products        Units
                      Interest              Corp.
                                            250 King
                                            of Prussia
                                            Road,
                                            Radnor, PA
                                             19087

                  Equity Products Corp., an affiliate of the General Partner, purchased 5,008.3 General Partnership Units for $4,582,560. The General Partnership Units are more fully described in the Partnership Agreement. Equity Products Corp. purchased these units for $915 per Unit, which amount is net of selling commissions.

                  As of December 31, 1996, no other person or "group" (as that term is used in Section 13(d) (3) of the Securities Exchanged Act of 1934) was known by the Partnership to beneficially own more than five percent of the units of the Partnership.


-------------------------------------------------------------------------------
(1) Units of limited partnership interest owned by Equity Products Corp. are designated in the Partnership Agreement as General Partnership Units.

            (b)   Security Ownership of Management

            The General Partner does not own any of the Partnership's outstanding limited partnership interests.

            No individual director or officer of the General Partner nor such directors or officers as a group, owns any of the Partnership's outstanding securities. The General Partner owns a general partnership interest which enables it to receive 1% of cash distributions until the Limited Partners have received a return of their Capital Contributions plus cumulative distributions equal to 9% non-compounded Cumulative Annual Return of their Adjusted Capital Contributions as those terms are defined in the Partnership Agreement. Thereafter, the General Partner will receive a 9% return on any portion of its $600,000 capital contribution and the balance, 80% to the limited partners and 20% to the General Partner. The General Partner will share in taxable income to reflect cash distributions, or to the extent there are losses, 1% of such losses.

            (c)   Changes in Control

            There are no arrangements known to the Partnership that would at any subsequent date result in a change in control of the Partnership. The impact of Fidelity's rehabilitation and rehabilitation order (as described in Part I, Item 3, Legal Proceedings) on the Partnership or the General Partner cannot be determined at this time.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            During 1996, an annual management fee of $15,000 was paid to the General Partner. This fee is computed as .2% of the cost of the land. The cumulative amount of such fee may not exceed $128,000, and cumulative fees charged since inception amounted to $90,000 at December 31, 1996. However, if the Partnership's reserves are exhausted, the unpaid portion of this fee will be paid, without interest from the proceeds of the sale of the Property after the Limited Partners have received distributions equal to their Capital Contributions and Unpaid Cumulative Return.

            The General Partner will also receive 1% of cash distributions until the Limited Partners have received (i) a return of their Capital Contributions plus (ii) cumulative distributions equal to a 9% Annual Return on their Adjusted Capital Contributions (as those terms are defined in the Limited Partnership Agreement). Thereafter, the General Partner will receive a 9% return on any portion of its $600,000 capital contribution and the balance, 80% to the limited partners and 20% to the General Partner. During 1996, 1995 and 1994, the General Partner received no cash distributions.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K

(a)                       Index to Financial Statements                 Page
                          -----------------------------                 ----

Report of Independent Auditors                                            1
Balance Sheet at December 31, 1996 and 1995                               2
Statements of  Operations                                                 3
Statements of Partners' Equity                                            4
Statements of Cash Flows                                                  5
Notes to Financial Statements                                             6

Schedules have been omitted because they are inappropriate, not required, or the information is included elsewhere in the financial statements or notes thereto.

(b)   Reports on Form 8-K
      -------------------

1.  None

(c)   Exhibits Incorporated by Reference (numbered in accordance with Item 601
      ------------------------------------------------------------------------
      of Regulation S-K
      -----------------

Exhibit Numbers                          Description
---------------                          -----------

3.1 Certificate of Limited Partnership and First Amended Limited Partnership Certificate.(2)

3.2 & 4                  Amended and Restated Limited Partnership Agreement.(3)


9                        not applicable

10.1(a)                  First Deed of Trust and Assignment of Rents dated
                         December    31, 1985,   from South Rita Associates to
                         Pima Service Corporation, as amended, March 16, 1987, securing a $3,088,680 obligation.(2)
-------------------------------------------------------------------------------
(2) Incorporated by reference to Exhibits 3.1, 10.1(a) and (b), and 10.2(a) and (b) respectively filed as part of the Exhibits to the Partnership's Registration Statement on Form S-18, Registration No. 33-16164-LA.

(3) Incorporated by reference to Exhibit 3.2 filed as part of the Partnership's Registration Statement on Form S-18, Registration No. 33-16164-LA.

Exhibit Numbers                  Description
---------------                  -----------

10.1(b) $3,088,680 Promissory Note, dated July 24, 1987, from South Rita Associates to Pima Service Corporation.(2)

10.2(a) First Deed of Trust and Assignment of Rents dated December 31, 1985, from South Rita Associates to Pima Service Corporation, as amended, March 16, 1987, securing a $221,200 obligation.(2)

10.2(b) $221,200 Promissory Note, dated July 24, 1987, from South Rita Associates to Pima service Corporation.(2)

11                      not applicable

12                      not applicable

13                      not applicable

16                      not applicable

18                      not applicable

19                      not applicable

22                      not applicable

23                      not applicable

24                      not applicable

25                      not applicable

29                      not applicable

-------------------------------------------------------------------------------

(2)     Incorporated by reference to Exhibits 3.1, 10.1(a) and (b), and 10.2(a)
        and (b) respectively    filed as part of the Exhibits to the
        Partnership's Registration Statement on Form S-18, Registration No. 33-16164-LA.

                                   SIGNATURES
                                   ----------

            Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        FMG RITA RANCH LIMITED PARTNERSHIP, a Delaware limited partnership

                        By:     FMG WESTERN REGION ACQUISITIONS, INC., General
                                Partner


Dated: 3/26/97                       By: /s/ Arthur W. Mullin
       -------                           ----------------------------------
                                         Arthur W. Mullin
                                         President

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


SIGNATURE                      TITLE                 DATE
---------                      -----                 ----

/s/ Arthur W. Mullin          President,           3/26, 1997
-------------------------     Treasurer,          ------------
Arthur W. Mullin              Director of
                              FMG Western
                              Region
                              Acquisitions, Inc.


/s/ William S. Taylor         Vice President,      3/26, 1997
-------------------------     Director of         ------------
William S. Taylor             FMG Western
                              Region
                              Acquisitions, Inc.


/s/ James W. Kelican Jr.      Vice President,      3/26, 1997
-------------------------     Director of         ------------
James W. Kelican Jr.          FMG Western
                              Region
                              Acquisitions, Inc.

                                    Financial Statements

                             FMG Rita Ranch Limited Partnership

                           Years ended December 31, 1996 and 1995
                             with Report of Independent Auditors

                              Financial Statements

                       FMG Rita Ranch Limited Partnership

                     Years ended December 31, 1996 and 1995






                                    CONTENTS


Report of Independent Auditors........................................1

Audited Financial Statements

Balance Sheets........................................................2
Statements of Operations..............................................3
Statements of Partners' Equity........................................4
Statements of Cash Flows..............................................5
Notes to Financial Statements.........................................6

                         Report of Independent Auditors

To the Partners of
FMG Rita Ranch Limited Partnership


We have audited the accompanying balance sheets of FMG Rita Ranch Limited Partnership (a Delaware Limited Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FMG Rita Ranch Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that FMG Rita Ranch Limited Partnership will continue as a going concern. As more fully discussed in Note 1, the Partnership lacks adequate working capital to meet its future obligations as they become due and must continue to rely on the General Partner and its ultimate parent to provide these funds. On November 6, 1992, due to continuing significant operating difficulties, the Commonwealth Court of Pennsylvania placed Fidelity Mutual Life Insurance Company, the ultimate parent of the General Partner, into Rehabilitation. Because of this Rehabilitation, there is no assurance that continued financing of the Partnership will be permitted. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements of the Partnership do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the possible inability of FMG Rita Ranch Limited Partnership to continue as a going concern.

March 7, 1996

                       FMG Rita Ranch Limited Partnership

                                 Balance Sheets

                                                    DECEMBER 31
                                                1996           1995
                                           ------------------------------
ASSETS
Land, net                                     $ 350,000      $ 350,000
Cash                                                267            205
                                           ==============================
                                              $ 350,267      $ 350,205
                                           ==============================

LIABILITIES AND PARTNERS' EQUITY
Accrued expenses                              $   9,661      $   9,842
Due to affiliates                                 3,750          3,750
Partners' equity:
   General partner                              112,254         79,212
   Limited partners                             224,602        257,401
                                           ------------------------------
                                              $ 350,267      $ 350,205
                                           ==============================

See accompanying notes.

                       FMG Rita Ranch Limited Partnership

                            Statements of Operations

                                                YEAR ENDED DECEMBER 31
                                           1996         1995          1994
                                     ----------------------------------------

Revenues                                 $    182     $     33      $    258

Expenses:
   Real estate taxes                        9,466       10,415        13,597
   General and administrative               8,715        7,051         4,481
   Management fee                          15,000       15,000             -
   Insurance                                  131          127         1,801
                                         ----------------------------------------
                                           33,312       32,593        19,879
                                         ----------------------------------------
Net loss:
   Allocated to General Partner              (331)        (326)         (196)
   Allocated to Limited Partners          (32,799)     (32,234)      (19,425)
                                         ----------------------------------------
                                         $(33,130)    $(32,560)     $(19,621)
                                         ========================================

Net loss per limited partnership unit    $  (4.94)    $  (4.85)     $  (2.93)
                                         ========================================

See accompanying notes.

                       FMG Rita Ranch Limited Partnership

                         Statements of Partners' Equity

                               GENERAL        LIMITED
                               PARTNER        PARTNERS        TOTAL
                            ---------------------------------------------

Balance, January 1, 1994      $  20,949      $ 309,060      $ 330,009
   Capital contributions         28,808              -         28,808
   Net loss                        (196)       (19,425)       (19,621)
                            ---------------------------------------------
Balance, December 31, 1994       49,561        289,635        339,196
   Capital contributions         29,977              -         29,977
   Net loss                        (326)       (32,234)       (32,560)
                            ---------------------------------------------
Balance, December 31, 1995       79,212        257,401        336,613
   Capital contributions         33,373              -         33,373
   Net loss                        (331)       (32,799)       (33,130)
                            ---------------------------------------------
Balance, December 31, 1996    $ 112,254      $ 224,602      $ 336,856
                            =============================================

See accompanying notes.

                       FMG Rita Ranch Limited Partnership

                            Statements of Cash Flows


                                                      YEAR ENDED DECEMBER 31
                                                 1996          1995          1994
                                             -------------------------------------------

OPERATING ACTIVITIES
Net loss                                     $ (33,130)    $  (32,560)    $(19,621)
Adjustments to reconcile net loss to
   net cash used in operating activities:
     Changes in operating assets
       and liabilities:
         Due to affiliates                          --          3,750           --
         Accrued expenses                         (181)        (1,254)      (9,510)
                                             -------------------------------------------
Net cash used in operating activities          (33,311)       (30,064)     (29,131)

FINANCING ACTIVITIES
Cash contributions from general partner         33,373         29,977       28,808
                                             -------------------------------------------
Net cash provided by financing activities       33,373         29,977       28,808
                                             -------------------------------------------

Net increase (decrease) in cash                     62           (87)         (323)

Cash, beginning of year                            205           292           615
                                             -------------------------------------------
Cash, end of year                            $     267     $     205      $    292
                                             ===========================================

See accompanying notes.

                       FMG Rita Ranch Limited Partnership

                          Notes to Financial Statements

                                December 31, 1996

1. DESCRIPTION OF BUSINESS

FMG Rita Ranch Limited Partnership is a Delaware Limited Partnership. The General Partner (FMG Western Region Acquisitions, Inc.) is an indirect wholly owned subsidiary of The Fidelity Mutual Life Insurance Company (in Rehabilitation). There are 6,707 limited partnership units outstanding at December 31, 1996. Per the Partnership Agreement, the Partnership shall exist for a term ending December 31, 2026, at which time it shall be dissolved.

The Partnership owns approximately 118 acres of unimproved land in Tucson, Arizona. The Property is held for investment and eventual sale as conditions warrant.

As the Partnership lacks working capital it has been and is dependent upon the General Partner honoring its agreement to fund operating needs up to $600,000. As the General Partner does not have the necessary funds to meet this obligation it has been dependent upon its ultimate parent, Fidelity Mutual Life Insurance Company, to provide such funds.

On November 6, 1992, the Commonwealth Court of Pennsylvania placed Fidelity Mutual Life Insurance Company (the Company) into Rehabilitation. The Rehabilitator was granted immediate exclusive possession and control of, and title to, the business and assets of the Company. The Rehabilitator has been directed to conduct the business of the Company and to begin taking such steps as deemed appropriate toward removing the cause and conditions that have made the rehabilitation necessary.

The ultimate impact of the Rehabilitation of the Company on the Partnership cannot be determined at this time. As discussed in Note 4, the General Partner has agreed to fund the Partnership's obligations up to $600,000. There is no assurance that this agreement can be honored under the Rehabilitation. The Partnership's financial statements are presented on the basis of a going concern and do not include any adjustments relating to the possible future effects on the recoverability of assets or amount of liabilities that may result from the possible inability of the Partnership to continue as a going concern. The General Partner, however, at this time does not expect that the Rehabilitation of the Company will negatively impact the operation of either the General Partner or the Partnership. The Company filed its Rehabilitation Plan in June 1994 and subsequently amended it in January 1995 and again in June 1996.

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The Partnership maintains its accounting records on the accrual basis of accounting.

LAND

Land is carried at the lower of cost or fair value. The carrying value of land, as disclosed on the balance sheet, is shown net of write-downs of $830,000 and $6,261,041 in 1992 and 1990, respectively.

INCOME TAXES

In conformity with the Internal Revenue Code and applicable state and local tax statutes, taxable income or loss of the Partnership is required to be reported in the tax returns of the partners in accordance with the terms of the Partnership Agreement. Accordingly, no provision has been made in the accompanying financial statements for any federal, state, or local income taxes.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect various amounts reported in the financial statements and accompanying notes.

3. RELATED PARTY TRANSACTIONS

In 1996 and 1995, the Partnership was charged an annual management fee of $15,000 by the General Partner. The cumulative amount of such fee may not exceed $128,000, and cumulative fees charged since inception amounted to $90,000 at December 31, 1996. For 1994, the General Partner waived its management fee charges.

4. PARTNERS' EQUITY

The Partnership received cash equity contributions totaling $6,281,294 through the sale of limited partnership units, of which $4,583,560 was contributed by an affiliate of the General Partner.

The General Partner has agreed to contribute up to $600,000 to the capital of the Partnership if the need for additional funding arises. Cumulative amounts funded by the General Partner amounted to $273,181 at December 31, 1996.

CASH DISTRIBUTIONS

Except for distributable proceeds from capital transactions and distributable proceeds from refinancings, as defined in the partnership agreement, and upon liquidation of the Partnership, cash distributions, if any, will be made 99% to the limited partners and 1% to the General Partner. Distributable proceeds from capital transactions involving less than all or substantially all of the Partnership's assets and distributable proceeds from refinancings will be distributed in the following order of priority: (i) to limited partners with positive balances in their capital accounts as maintained for federal tax purposes ("Capital Accounts") in proportion to and to the extent of such positive balances but not to exceed the amount required to compensate the limited partners for federal taxes incurred as a result of the capital transaction, (ii) to all partners with positive balances in their Capital Accounts after the capital transaction, in proportion to and to the extent of such positive balances; (iii) to the partners until they have received a return of their capital contributions ($6,413,757 at December 31, 1996); (iv) to the limited partners until they have received their unpaid cumulative (i.e., a 9% (noncompounded)) annual return on their adjusted capital contributions ($5,018,240 at December 31, 1996), and to the General Partner until it has received a 9% return on any portion of its $600,000 capital contribution that it has made; and (vi) the balance, 80% to the limited partners and 20% to the General Partner. Distributions in connection with the sale of all or substantially all of the Partnership's assets or the Partnership's liquidation will be made in accordance with the positive balances in the partners' Capital Accounts.

Although all cash flow from operations will be distributed (and not reinvested), the General Partner does not anticipate that cash distributions will be made other than from capital transactions and as a result of refinancings prior to liquidation of the Partnership.

PROFITS AND LOSSES

Profits from capital transactions will be allocated in the following order: (i) to those partners having negative capital accounts, pro rata, to the extent of their negative capital accounts; and (ii) the balance in those proportions as will produce capital account balances, which would result in distributions of distributable proceeds from capital transactions as described above. Profits which arise other than from capital transactions will, to the extent of cash distributions (other than those which represent proceeds from capital transactions), be allocated to reflect cash distributions and to the extent those profits exceed those cash distributions, the excess will be allocated as if it was profit from a capital transaction. Generally, losses will be allocated 99% to the limited partners in proportion to their units and 1% to the General Partner to reduce any positive balances in the partners' capital accounts. In no event will the General Partner be allocated less than 1% of profit or loss for any year.