Form 10-Q
period 1997-03-31
FMG RITA RANCH LIMITED PARTNERSHIP
filed 1997-05-14
CIK 820047

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q



  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES ----- EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1997.
                                                             ---------------


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.



Commission File number:  0-16601 (formerly 33-16164-LA
                         -----------------------------



                       FMG RITA RANCH LIMITED PARTNERSHIP
                           (Exact name of registrant)


Delaware                                             23-2466343

(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

250 King of Prussia Road, Radnor, PA  19087
-------------------------------------------
(Address of Principal Executive Offices)

Issuer's Telephone Number:  (610 964-7234)
                            --------------

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes   x    No
                                       -----     -----

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of FMG Rita Ranch Limited partnership (the "Partnership") at March 31, 1997 are attached hereto as Exhibit A.

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

         Results of Operations

         The Partnership's revenues for the first quarter of 1997 consisted of interest income of $2. Expenses for the first quarter of 1997 consisted of general and administrative costs of $1,255, management fees of $3,750, insurance of $27 and real estate taxes of $2,367.

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

There can be no assurance that necessary funds would be available should it be disirable for the Partnership to improve the Property to facilitate its sale.

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

         Liquidity and Capital Resources

         The Partnership has no cash reserve remaining at March 31, 1997. As shown in the accompanying financial statements, the Partnership has incurred substantial operating losses in each of the past three years. Such losses will continue until the Partnership begins to sell land parcels. In the partnership agreement, the General Partner has committed to contribute up to $600,000 to the capital of the Partnership as the need for additional working capital arises. Cumulative amounts funded by the General Partner amounted to $281,939 at March 31, 1997. Realization of the partnership's assets is dependent upon the continued funding of operating deficits by the General Partner and its affiliate. There can be no assurance, however, that the General Partner or its affiliate will continue to fund operating deficits.

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

Item 2 - Changes in Securities

         There was no change in the partnership's securities during the first quarter of 1997.


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

         No matters were submitted to the Partners for a vote during the first quarter of 1997.


Item 5 - Other Information

         None


Item 6 - Exhibits and Reports on Form 8-K

Reports on Form 8-K

         None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers            Description                             Page Number
---------------            -----------                             -----------

3.1(a)                     Certificate of Limited                       *
                           Partnership

3.1(b) & (4)               Restated Limited Partnership                **
                           Agreement

9                          not applicable

11                         not applicable

12                         not applicable

13                         not applicable

16                         not applicable

18                         not applicable

19                         not applicable

22                         not applicable

23                         not applicable

24                         not applicable

25                         not applicable

28                         not applicable

29                         not applicable

----------
*Incorporated by reference to Exhibit 3.1 filed as part of the Exhibits to the Partnership's Registration Statement on Form S-18, Registration No. 33-16164-LA.

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


Signature                             Title                      Date
---------                             -----                      ----


/s/ Arthur W. Mullin
---------------------------           President,              May 12, 1997
Arthur W. Mullin                      Treasurer,
                                      Director of
                                      FMG Western
                                      Region
                                      Acquisitions,
                                      Inc.




/s/ James W. Kelican, Jr.
---------------------------           Vice President,         May 12, 1997
James W. Kelican, Jr.                 Director of
                                      FMG Western
                                      Region
                                      Acquisitions,
                                      Inc.

EXHIBIT A

                       FMG RITA RANCH LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                        MARCH 31,
                                          1997        DECEMBER 31,
                                       (UNAUDITED)        1996
                                       -----------    ------------
           ASSETS
LAND                                    $350,000        $350,000

CASH AND CASH EQUIVALENTS                    238             267

PREPAID INSURANCE                             54              --
                                        --------        --------

                                        $350,292        $350,267
                                        ========        ========



LIABILITIES AND PARTNERS' EQUITY


   ACCRUED EXPENSES                     $ 12,075        $  9,661

   DUE TO AFFILIATES                          --            3750

   PARTNERS' EQUITY                      338,217         336,856
                                        --------        --------

                                        $350,292        $350,267
                                        ========        ========

                       FMG RITA RANCH LIMITED PARTNERSHIP

                  STATEMENT OF OPERATIONS AND PARTNER'S EQUITY

                                   (UNAUDITED)


                                                FOR THE THREE MONTHS
                                                  ENDED MARCH 31
                                    ---------------------------------------------
                                      1997              1996              1995
                                      ----              ----              ----
REVENUES:
  INTEREST INCOME                   $       2         $       2         $       2
  OTHER INCOME                             --                75                --
                                    ---------         ---------         ---------

                                            2                77                 2
                                    =========         =========         =========


EXPENSES:
  REAL ESTATE TAXES                     2,367             2,604             3,282
  MANAGEMENT FEES                       3,750             3,750             3,750
  GENERAL AND ADMINISTRATIVE            1,255             1,430             1,557
  INSURANCE                                27                35                31
                                    ---------         ---------         ---------

                                        7,399             7,819             8,620
                                    ---------         ---------         ---------


          NET LOSS                  $  (7,397)        $  (7,742)        $  (8,618)

PARTNERS' EQUITY,
   BEGINNING OF PERIOD                336,856           336,613           339,196

CAPITAL CONTRIBUTIONS                   8,758             8,738             4,025
                                    ---------         ---------         ---------

PARTNERS' EQUITY,
   END OF PERIOD                    $ 338,217         $ 337,609         $ 334,603
                                    =========         =========         =========


WEIGHTED AVERAGE NUMBER OF
   LIMITED PARTNERSHIP UNITS
   OUTSTANDING                          6,707             6,707             6,707
                                    =========         =========         =========


LOSS FROM OPERATIONS PER
   LIMITED PARTNERSHIP
   INTEREST                         $   (1.09)        $   (1.14)        $   (1.27)
                                    =========         =========         =========

                       FMG RITA RANCH LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                   FOR THE THREE MONTHS
                                                      ENDED MARCH 31
                                          ---------------------------------------
                                           1997            1996            1995
                                          -------         -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                         $(7,397)        $(7,742)        $(8,618)
ADJUSTMENTS TO RECONCILE NET
  INCOME (LOSS) TO NET CASH
  USED IN OPERATING ACTIVITIES:

  INCREASE IN GENERAL PARTNER'S
    CAPITAL                                 8,758           8,738           4,025
  INCREASE (DECREASE) IN
    ACCRUED EXPENSES                        2,414           2,870           4,627
  (INCREASE) IN PREPAID EXPENSES              (54)            (69)            (62)
  INCREASE (DECREASE) IN DUE TO
    AFFILIATE                              (3,750)         (3,750)             --
                                          -------         -------         -------
    NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                $   (29)        $    47         $   (28)
                                          -------         -------         -------


    CASH, BEGINNING OF PERIOD                 267             205             292
                                          -------         -------         -------


    CASH, END OF PERIOD                   $   238         $   252         $   264
                                          =======         =======         =======