Form 10-Q
period 1997-06-30
FMG RITA RANCH LIMITED PARTNERSHIP
filed 1997-08-13
CIK 820047

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q



  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1997.


 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______ .



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

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/     No / /

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of FMG Rita Ranch Limited partnership (the "Partnership") at June 30, 1997 are attached hereto as Exhibit A.

         In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Partnership's financial position as of June 30, 1997, and the results of its operations and cash flows for the six months ended June 30, 1997.

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

         Results of Operations

         The Partnership's revenues for the second quarter of 1997 consisted of interest income of $1 and partnership transfer fees of $75. Expenses for the second quarter of 1997 consisted of general and administrative costs of $1,655, management fees of $3,750, insurance of $27 and real estate taxes of $2,366.

         The Partnership's revenues for the second quarter of 1996 consisted of interest income of $2 and partnership transfer fees of $25. Expenses for the second quarter of 1996 consisted of general and administrative costs of $1,875, management fees of $3,750, insurance of $34 and real estate taxes of $2,604.

         The Partnership's revenues for the second quarter of 1995 consisted of interest income of $2. Expenses for the second quarter of 1995 consisted of general and administrative costs of $1,470, management fees of $3,750, insurance of $31 and real estate taxes of $3,283.

         The Partnership's revenues for the first quarter of 1997 consisted of interest income of $2. Expenses for the first quarter of 1997 consisted of general and administrative costs of $1,255, management fees of $3,750, insurance of $27 and real estate taxes of $2,367.

         The Partnership's revenues for the first quarter of 1996 consisted of interest income of $2 and partnership transfer fees of $75. Expenses for the first quarter of 1996 consisted of general and administrative costs of $1,430, management fees of $3,750, insurance of $35 and real estate taxes of $2,604.

         The Partnership's revenues for the first quarter of 1995 consisted of interest income of $2. Expenses for the first quarter of 1995 consisted of general and administrative costs of $1,557, management fees of $3,750, insurance of $31 and real estate taxes of $3,282.

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

         Liquidity and Capital Resources

         The Partnership has no cash reserve remaining at June 30, 1997. As shown in the accompanying financial statements, the Partnership has incurred substantial operating losses in each of the past three years. Such losses will continue until the Partnership begins to sell land parcels. In the partnership agreement, the General Partner has committed to contribute up to $600,000 to the capital of the Partnership as the need for additional working capital arises. Cumulative amounts funded by the General Partner amounted to $290,832 at June 30, 1997. Realization of the partnership's assets is dependent upon the continued funding of operating deficits by the General Partner and its affiliate. There can be no assurance, however, that the General Partner or its affiliate will continue to fund operating deficits.

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

Item 2 - Changes in Securities

         There was no change in the partnership's securities during the second quarter of 1997.


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

         No matters were submitted to the Partners for a vote during the second quarter of 1997.

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


Signature                              Title                         Date



/s/ Arthur W. Mullin                   President,                    8/11/1997
-----------------------------          Treasurer,
Arthur W. Mullin                       Director of
                                       FMG Western
                                       Region
                                       Acquisitions,
                                       Inc.



/s/ James W. Kelican, Jr.              Vice President,               8/11/1997
-----------------------------          Director of
James W. Kelican, Jr.                  FMG Western
                                       Region
                                       Acquisitions,
                                       Inc.

EXHIBIT A

                       FMG RITA RANCH LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                                       June 30,        December 31,
                                                        1997              1996
                                                     (Unaudited)
                                                      ---------         ----------
     ASSETS


Land held for investment                              $350,000          $350,000

Cash and cash equivalents                                  294               267

Prepaid insurance                                           27                 -
                                                      --------          --------
                                                      $350,321          $350,267
                                                      ========          ========


LIABILITIES AND PARTNERS' EQUITY


   Accrued expenses                                   $ 10,933          $  9,661

   Due to affiliates                                         -              3750

   Partners' Equity                                    339,388           336,856
                                                      --------          --------
                                                      $350,321          $350,267
                                                      ========          ========

                      F M G RITA RANCH LIMITED PARTNERSHIP

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                                   (Unaudited)


                                                 Three months    Three months      Six months      Six months
                                                    ended           ended            ended            ended
                                                   June 30,        June 30,         June 30,         June 30,
                                                     1997            1996             1997             1996
                                                     ----            ----             ----             ----
REVENUES:
  Interest income                                 $      1         $      2         $      3         $      4
  Other income                                          75               25               75              100
                                                  --------         --------         --------         --------
                                                        76               27               78              104
                                                  --------         --------         --------         --------

EXPENSES:
  Real estate taxes                                  2,366            2,604            4,733            5,208
  Management fees                                    3,750            3,750            7,500            7,500
  General and administrative                         1,655            1,875            2,910            3,305
  Insurance                                             27               34               54               69
                                                  --------         --------         --------         --------
                                                     7,798            8,263           15,197           16,082
                                                  --------         --------         --------         --------

          NET LOSS                                $ (7,722)        $ (8,236)        $(15,119)        $(15,978)

Partners' equity,
   Beginning of period                             338,217          337,609          336,856          336,613

Capital Contributions                                8,893            9,652           17,651           18,390
                                                  --------         --------         --------         --------
Partners' equity,
   End of period                                  $339,388         $339,025         $339,388         $339,025
                                                  ========         ========         ========         ========

Weighted Average Number of
   Limited Partnership Units
   Outstanding                                       6,707            6,707            6,707            6,707
                                                  ========         ========         ========         ========
Loss from Operations per
   Limited Partnership
   Interest                                        $(1.14)          $(1.22)          $(2.23)          $(2.36)
                                                  ========         ========         ========         ========

                      F M G RITA RANCH LIMITED PARTNERSHIP

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                                   (Unaudited)



                                                     SIX MONTHS
                                                    ENDED JUNE 30
                                                    -------------
                                            1997          1996          1995
                                            ----          ----          ----
REVENUES:
  Interest income                         $      3      $      4      $      4
  Other income                                  75           100             -
                                          --------      --------      --------
                                                78           104             4
                                          --------      --------      --------

EXPENSES:
  Real estate taxes                          4,733         5,208         6,565
  Management fees                            7,500         7,500         7,500
  General and administrative                 2,910         3,305         3,027
  Insurance                                     54            69            62
                                          --------      --------      --------
                                            15,197        16,082        17,154
                                          --------      --------      --------

          NET LOSS                        $(15,119)     $(15,978)     $(17,150)

Partners' equity,
   Beginning of period                     336,856       336,613       339,196

Capital Contributions                       17,651        18,390        10,906
                                          --------      --------      --------

Partners' equity,
   End of period                          $339,388      $339,025      $332,952
                                          ========      ========      ========

Weighted Average Number of
   Limited Partnership Units
   Outstanding                               6,707         6,707         6,707
                                          ========      ========      ========

Loss from Operations per
   Limited Partnership Interest           $ (2.23)      $ (2.36)      $ (2.53)
                                          ========      ========      ========

                      F M G RITA RANCH LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                        FOR THE SIX MONTHS
                                                           ENDED JUNE 30
                                                        ------------------
                                                 1997            1996          1995
                                                 ----            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                          $(15,119)      $(15,978)      $(17,150)
    Adjustments to reconcile net
       income (loss) to net cash
       used in operating activities:

       Increase in General Partner's
          capital                                17,651         18,390         10,906
      (Increase) in prepaid expenses                (27)           (35)           (31)
      Increase (decrease) in
          accrued expenses                        1,272          1,416          6,219
      Increase (decrease) in
          due to affiliate                       (3,750)        (3,750)             -
                                               --------       --------       --------
       Net cash provided by (used in)
          operating activities                 $     27       $     43       $    (56)
                                               --------       --------       --------

       Cash, Beginning of period                    267            205            292


       Cash, End of period                     $    294       $    248       $    236
                                               ========       ========       ========