Form 10-Q
period 1997-09-30
FMG RITA RANCH LIMITED PARTNERSHIP
filed 1997-11-14
CIK 820047

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1997.
                                                             -------------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO________.

Commission File number:  0-16601 (formerly 33-16164-LA)
                         ------------------------------

                       FMG RITA RANCH LIMITED PARTNERSHIP
                       ----------------------------------
                           (Exact name of registrant)

Delaware                                             23-2466343
--------                                             ----------

(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

250 King of Prussia Road, Radnor, PA  19087
-------------------------------------------
(Address of Principal Executive Offices)

Issuer's Telephone Number:  (610 964-7234)
                            --------------

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                      ---   ---

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of FMG Rita Ranch Limited partnership (the "Partnership") at September 30, 1997 are attached hereto as Exhibit A.

         In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Partnership's financial position as of September 30, 1997, and the results of its operations and cash flows for the nine months ended September 30, 1997.

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

         Results of Operations

         The Partnership's revenues for the third quarter of 1997 consisted of partnership transfer fees in the amount of $225. Expenses for the third quarter of 1997 consisted of general and administrative costs of $1,262, management fees of $3,750, insurance of $27 and real estate taxes of $1,983.

         The Partnership's revenues for the third quarter of 1996 consisted of interest income of $1 and partnership transfer fees of $25. Expenses for the third quarter of 1996 consisted of general and administrative costs of $1,179, management fees of $3,750, insurance of $35 and real estate taxes of $1,892.

         The Partnership's revenues for the third quarter of fiscal year 1995 consisted of interest income of $2 and partnership transfer fees of $25. Expenses for the third quarter of 1995 consisted of general and administrative costs of $1,156, management fees of $3,750, insurance of $30, and real estate taxes of $1,246.

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

         Liquidity and Capital Resources

         The Partnership has no cash reserve remaining at September 30, 1997. As shown in the accompanying financial statements, the Partnership has incurred substantial operating losses in each of the past three years. Such losses will continue until the Partnership begins to sell land parcels. In the partnership agreement, the General Partner has committed to contribute up to $600,000 to the capital of the Partnership as the need for additional working capital arises. Cumulative amounts funded by the General Partner amounted to $294,619 at September 30, 1997. Realization of the partnership's assets is dependent upon the continued funding of operating deficits by the General Partner and its affiliate. There can be no assurance, however, that the General Partner or its affiliate will continue to fund operating deficits.

         During 1992 and 1990, the Partnership recorded writedowns of $830,000 and $6,261,041 respectively.

         The weak conditions in both the real estate and industrial sectors of Tucson were responsible for nearly halting sales of undeveloped industrial land. These unfavorable conditions have contributed to the substantial decrease in the value of the Partnership's land.

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

Item 2 - Changes in Securities

         There was no change in the partnership's securities during the third quarter of 1997.

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

         No matters were submitted to the Partners for a vote during the third quarter of 1997.

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

Reports on Form 8-K

         None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers                     Description                        Page Number
---------------                     -----------                        -----------
3.1(a)                              Certificate of Limited             *
                                    Partnership

3.1(b) & (4)                        Restated Limited Partnership       **
                                    Agreement

9                                   not applicable

11                                  not applicable

12                                  not applicable

13                                  not applicable

16                                  not applicable

18                                  not applicable

19                                  not applicable

22                                  not applicable

23                                  not applicable

24                                  not applicable

25                                  not applicable

28                                  not applicable

29                                  not applicable

--------------------------------------------------------------------------------

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

Signature                            Title                       Date
---------                            -----                       ----



/s/ ARTHUR W. MULLIN                 President,                 11/11   1997
--------------------                 Treasurer,                 -------
Arthur W. Mullin                     Director of
                                     FMG Western
                                     Region
                                     Acquisitions,
                                     Inc.


/s/ JAMES W. KELICAN, JR.            Vice President,            11/11   1997
-------------------------            Director of                -------
James W. Kelican, Jr.                FMG Western
                                     Region
                                     Acquisitions,
                                     Inc.

EXHIBIT A

                       FMG RITA RANCH LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS


                                              September 30,      December 31
                                                   1997             1996
                                               (Unaudited)
                                              --------------     -----------
Land held for investment                     $      350,000     $   350,000

Cash and cash equivalents                               519             267
                                              --------------     -----------

                                             $      350,519     $   350,267
                                              ==============     ===========


                LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

   Accrued expenses                          $       14,141     $     9,661

   Due to affiliates                                      -           3,750

   Partners' Equity                                 336,378         336,856
                                              --------------     -----------

                                             $      350,519     $   350,267
                                              ==============     ===========

                      F M G RITA RANCH LIMITED PARTNERSHIP

                 STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                                  (Unaudited)

                                 Three months     Three months     Nine months      Nine months
                                     ended           ended            ended            ended
                                 September 30,   September 30,    September 30,    September 30,
                                     1997             1996             1997             1996
                                 -------------  ---------------   --------------   --------------
REVENUES:
  Interest income               $           -  $             1   $            3   $            5
  Other income                            225               25              300              125
                                 -------------  ---------------   --------------   --------------
                                          225               26              303              130
                                 -------------  ---------------   --------------   --------------

EXPENSES:
  Real estate taxes                     1,983            1,892            6,716            7,100
  Management fees                       3,750            3,750           11,250           11,250
  General and administrative            1,262            1,179            4,172            4,484
  Insurance                                27               35               81              104
                                 -------------  ---------------   --------------   --------------

                                        7,022            6,856           22,219           22,938
                                 -------------  ---------------   --------------   --------------


          NET LOSS              $      (6,797)  $       (6,830)  $      (21,916)  $      (22,808)

Partners' equity,
   Beginning of period                339,388          339,025          336,856          336,613

Captial Contributions                   3,787            3,750           21,438           22,140
                                 -------------  ---------------   --------------   --------------

Partners' equity,
   End of period                $     336,378   $      335,945   $      336,378   $      335,945
                                 =============  ===============   ==============   ==============


Weighted Average Number of
   Limited Partnership Units
   Outstanding                          6,707            6,707            6,707            6,707
                                 =============  ===============   ==============   ==============


Loss from Operations per
   Limited Partnership
   Interest                            $(1.00)          $(1.00)          $(3.23)          $(3.36)
                                 =============  ===============   ==============   ==============

                      F M G RITA RANCH LIMITED PARTNERSHIP

                 STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                                  (Unaudited)



                                                       NINE MONTHS
                                                    ENDED SEPTEMBER 30
                                   -----------------------------------------------

                                       1997            1996               1995
                                   -------------   ----------------   ------------
REVENUES:
  Interest income                 $           3   $              5   $          6
  Other income                              300                125             25
                                   -------------   ----------------   ------------

                                            303                130             31
                                   -------------   ----------------   ------------

EXPENSES:
  Real estate taxes                       6,716              7,100          7,811
  Management fees                        11,250             11,250         11,250
  General and administrative              4,172              4,484          4,183
  Insurance                                  81                104             92
                                   -------------   ----------------   ------------

                                         22,219             22,938         23,336
                                   -------------   ----------------   ------------

          NET LOSS                $     (21,916)  $        (22,808)  $    (23,305)
                                   =============   ================   ============

                      F M G RITA RANCH LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                          FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30
                                                --------------------------------------

                                                    1997          1996         1995
                                                ------------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                          $    (21,916)  $  (22,808)  $  (23,305)
    Adjustments to reconcile net
       income (loss) to net cash
       used in operating activities:

       Increase in General Partner's
          capital                                    21,438       22,140       23,156
      Increase (decrease) in
          accrued expenses                            4,480        4,458           90
      Increase (decrease) in
          due to affiliate                           (3,750)      (3,750)           -
                                                ------------   ----------   ----------
       Net cash provided by (used in)
          operating activities                 $        252   $       40   $      (59)
                                                ------------   ----------   ----------


       Cash, Beginning of period                        267          205          292


       Cash, End of period                     $        519   $      245   $      233
                                                ============   ==========   ==========