Form 10-K405
period 1997-12-31
FMG RITA RANCH LIMITED PARTNERSHIP
filed 1998-03-30
CIK 820047

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(Mark One)

__X__   ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

_____   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.

COMMISSION FILE NUMBER: 0-16601 (FORMERLY 33-16164-LA)
                        ------------------------------

                       FMG RITA RANCH LIMITED PARTNERSHIP
                       ----------------------------------
                         (Name of issuer in its charter)

Delaware                                           23-2466343
--------------------------                         ----------------------------
(State of incorporation or                         (IRS Employer Identification
organization)                                      Number)

250 King of Prussia Road,         Radnor, Pennsylvania                19087
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone no., including area code: (610) 964-7234
-----------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act.

                                                         Name of each exchange
     Title of each Class                                 on which registered
     -------------------                                 ---------------------

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
Yes    X       No
     -----        -----

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
            -----

                       FMG RITA RANCH LIMITED PARTNERSHIP
                                    FORM 10-K
                                TABLE OF CONTENTS

ITEM
----
PART I
-------

Item 1.     Business

                   Background......................................4
                   Material Recent Developments ...................4
                   Competition ....................................4
                   Employees ......................................5
                   Trademarks and Patents .........................5

Item 2.     Property ..............................................5

Item 3.     Legal Proceedings .....................................6
Item 4.     Submission of Matters to a Vote of Security
            Holders ...............................................6

PART II
-------

Item 5.     Market for the Partnership's Units of Limited
            Partnership Interest and Related Security
            Holder Matters ........................................6

Item 6.     Selected Financial Data ...............................7

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations
                   Background .....................................8
                   Results of Operations ..........................8
                   Liquidity and Capital Resources ................8
                   Impact of Year 2000 ............................9

Item 8.     Financial Statements and Supplementary Data ...........9

Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure ................9

PART III
--------

Item 10.    Directors and Executive Officers of the
            Partnership ...........................................9

Item 11.    Executive Compensation ................................10

Item 12.    Security Ownership of Certain Beneficial
            Owners and Management
                   (a)  Security Ownership of Certain
                        Beneficial owners .........................11
                   (b)  Security Ownership of Management ..........11
                   (c)  Changes in Control ........................12

Item 13.    Certain Relationships and Related Transactions ........12


PART IV
-------

Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K ...................................12

SIGNATURES.........................................................15

                                     PART I

ITEM 1.    BUSINESS

           Background

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

           Because of the lack of demand for industrial and commercial land in the Tucson area and the resulting decline in the Property's value, the Partnership was required to reduce its carrying value on the Property in 1990 and again in 1992. Class "A" Business Park lots dominate the industrial land sales market. Sale prices range from $1.00 to $2.15 per square foot for 5 to 20 acre parcels. There have not been any bulk sale transactions since the RTC was disposing of it's properties. The General Partner believes that it would be necessary for the Partnership to hold the property for several years, possibly decades, before the Partnership may be able to sell the Property at a price which approximates the price paid by the Partnership for the Property. Thus, it is unlikely that the Property will be sold for a price which approximates the original price paid by the Partnership for the Property.

           Material Recent Developments

           None

           Competition

           Rita Ranch is a 2,700 acre master planned development of which approximately 1,200 acres are designated for industrial use. Properties within Rita Ranch are subject to conditions, covenants, restrictions and a master-planned layout which affects zoning and land use patterns. To date, there are only four improved industrial properties utilizing approximately 50 acres situated within the Rita Ranch community. While Rita Ranch contains predominately residential land uses with areas designated for commercial and industrial development, the majority of the neighborhood is either in use or designated for industrial related purposes, and is largely unoccupied.

           The subject property is located in Tucson's southeastern outskirts. Development in virtually all market sectors can be expected to increase as Tucson expands to the east. The residential market continues to show marked signs of improvement, predominately within Rita Ranch. Limited commercial growth serving residents staple needs is anticipated for the Rita Ranch area but significant retail or office demand will likely continue to be served from eastside commerce centers until the residential population reaches levels to support pre-leased development. Additionally, the remote location of Rita Ranch, restrictive conditions, covenants, and vast amounts of available and affordable industrially zoned land throughout metropolitan Tucson discourages an optimistic prediction of demand for industrial uses at the present time, but development is anticipated to occur as population growth continues.

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

           In 1997, marketing proposals were solicited from area brokerage firms. A brokerage firm was selected and the property will be listed in 1998.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of security holders during the fiscal year ended December 31, 1997.

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

ITEM 6.    SELECTED FINANCIAL DATA

                         For the Year         For the Year      For the Year       For the Year    For the Year
                            Ended                Ended              Ended             Ended           Ended
                         December 31          December 31        December 31       December 31     December 31
                            1997                 1996               1995              1994             1993
                            ----                 ----               ----              ----             ----
Operating
 Revenues                      $303                $182               $ 33             $258            $285

Net Income
    (Loss)                 $(29,852)           $(33,130)          $(32,560)        $(19,621)       $(19,470)

Net Income
    (Loss) per
     Unit of
     Limited
     Interest                $(4.45)             $(4.94)            $(4.85)          $(2.93)         $(2.90)

                           December 31        December 31         December 31        December 31         December 31
                              1997                1996               1995               1994                1993
                              ----                ----               ----               ----                ----
Total Assets                $350,519            $350,267           $350,205           $350,292            $350,615

Long Term
    Obligations               -0-                  -0-                -0-                -0-                  -0-

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

           Results of operations

           The Partnership's revenues for fiscal year 1997 consisted of interest income of $3 and partnership transfer fees of $300. Expenses for 1997 consisted primarily of general and administrative costs of $6,090, insurance of $111, real estate taxes of $8,954 and management fees of $15,000.

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

           Liquidity and Capital Resources

           The Partnership has no cash reserve remaining at December 31, 1997. As shown in the accompanying financial statements, the Partnership has incurred substantial operating losses in each of the past three years. Such losses will continue until the Partnership begins to sell land parcels. In the partnership agreement, the General Partner has committed to contribute up to $600,000 to the capital of the Partnership as the need for additional working capital arises. Cumulative amounts funded by the General Partner amounted to $303,040 at December 31, 1997. Realization of the Partnership's assets is dependent upon the continued funding of operating deficits by the General Partner and its affiliate. There can be no assurance, however, that the General Partner or its affiliate will continue to fund operating deficits.

           During 1992 and 1990, the Partnership recorded writedowns of $830,000 and $6,261,041 respectively.

                  Impact of Year 2000

           The Partnership's management has assessed the Year 2000 technology issue, and has developed an action plan to address the issue. Management believes that its action plan will be implemented and completed in a timely fashion, and that it will not materially affect the Partnership's future operating results or future financial condition.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The Partnership's financial statements for the years ended December 31, 1997 and 1996 together with the report of the Partnership's independent auditors, Ernst & Young LLP, is included in this Form 10-K.

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

           Arthur W. Mullin is a Director, President and Treasurer of the General Partner. Mr. Mullin is also an officer and director of various other subsidiaries of Fidelity Mutual. Mr. Mullin was appointed senior vice President and Director of Real Estate for Fidelity Mutual in June 1993 and served in that capacity until January 31, 1995. He is currently President of KMR Management, Inc., a management advisory firm which provides advice to corporations and institutions regarding corporate, financial and real estate matters. Before joining Fidelity Mutual,

Mr. Mullin served as President of KMR Management, Inc. Mr. Mullin received a B.S. in Political Science and a M.S. in Education from St. Joseph's University, Philadelphia, Pennsylvania.

           William S. Taylor is Director and Vice President of the General Partner. Mr. Taylor is also an officer and director of various other subsidiaries of Fidelity Mutual. Mr. Taylor is the Deputy Insurance Commissioner for Liquidation's, Rehabilitation's and Special Funds for the Commonwealth of Pennsylvania. Mr. Taylor has a bachelor's degree in Economics from Elizabethtown College and a masters degree in Governmental Administration from the University of Pennsylvania.

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

           Margaret Tamasitis is Assistant Secretary of the General Partner. Ms. Tamasitis is also Assistant Secretary of various other subsidiaries. Ms. Tamasitis is a Second Vice President of Fidelity Mutual in the Controller's office and has been with Fidelity Mutual for 27 years. Ms. Tamasitis received her B.S. degree in Accounting from Temple University, Philadelphia, PA.

ITEM 11.   EXECUTIVE COMPENSATION

           As of December 31, 1997 the Partnership did not pay remuneration to any officers of the General Partner. Fees which have been paid or are payable to the General Partner and affiliates are set forth in Item 13 of this report, "Certain Relationships and Related Transactions".

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           (a)    Security Ownership of Certain Beneficial Owners

                                                             Name and             Amount and
                                                             Address of           Nature of
                                                             Beneficial           Beneficial      Percent
                                    Title of Class           Owner                Ownership       of Class
                                    --------------           ----------           ----------      --------
                                    (1) Units of Limited     Equity                5,008.3         74.67
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

           As of December 31, 1997, no other person or "group" (as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) was known by the Partnership to beneficially own more than five percent of the units of the Partnership.

--------------------------------------------------------------------------------
(1)        Units of limited partnership interest owned by Equity Products Corp.
           are designated in the Partnership Agreement as General Partnership Units.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           During 1997, a management fee of $15,000 was paid to the General Partner. This fee is computed as .2% of the cost of the land. The cumulative amount of such fee may not exceed $128,000, and cumulative fees charged since inception amounted to $105,000 at December 31, 1997. However, if the Partnership's reserves are exhausted, the unpaid portion of this fee will be paid, without interest from the proceeds of the sale of the Property after the Limited Partners have received distributions equal to their Capital Contributions and Unpaid Cumulative Return.

           The General Partner will also receive 1% of cash distributions until the Limited Partners have received (i) a return of their Capital Contributions plus (ii) cumulative distributions equal to a 9% Annual Return on their Adjusted Capital Contributions (as those terms are defined in the Limited Partnership Agreement). Thereafter, the General Partner will receive a 9% return on any portion of its $600,000 capital contribution and the balance, 80% to the limited partners and 20% to the General Partner. During 1997, 1996 and 1995, the General Partner received no cash distributions.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)                         Index to Financial Statements                  Page

Report of Independent Auditors                                               1
Balance Sheet at December 31, 1997 and 1996                                  2
Statements of  Operations                                                    3
Statements of Partners' Equity                                               4
Statements of Cash Flows                                                     5
Notes to Financial Statements                                                6

Schedules have been omitted because they are inappropriate, not required, or the information is included elsewhere in the financial statements or notes thereto.

(b)        Reports on Form 8-K

1.   None

(c)        Exhibits Incorporated by Reference (numbered in accordance with
Item 601 of Regulation S-K

Exhibit
Numbers                         Description
-------                         -----------
3.1 Certificate of Limited Partnership and First Amended Limited Partnership Certificate.(2)

3.2 & 4    Amended and Restated Limited Partnership Agreement.(3)

9          not applicable

10.1(a) First Deed of Trust and Assignment of Rents dated December 31, 1985, from South Rita Associates to Pima Service Corporation, as amended, March 16, 1987, securing a $3,088,680 obligation.(2)

--------------------------------------------------------------------------------
(2) Incorporated by reference to Exhibits 3.1, 10.1(a) and (b), and 10.2(a) and (b) respectively filed as part of the Exhibits to the Partnership's Registration Statement on Form S-18, Registration No. 33-16164-LA.

(3) Incorporated by reference to Exhibit 3.2 filed as part of the Partnership's Registration Statement on Form S-18, Registration No. 33-16164-LA.

Exhibit
Numbers                             Description
-------                             -----------
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

11         not applicable

12         not applicable

13         not applicable

16         not applicable

18         not applicable

19         not applicable

22         not applicable

23         not applicable

24         not applicable

25         not applicable

29         not applicable

--------------------------------------------------------------------------------

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

                                     FMG RITA RANCH LIMITED PARTNERSHIP, a
                                     Delaware limited partnership

                                     By:  FMG WESTERN REGION ACQUISITIONS, INC.,
                                          General Partner


Dated:  3/20/98                                 By: /s/ ARTHUR W. MULLIN
      ----------------------                       -----------------------------
                                                   Arthur W. Mullin
                                                   President


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                       TITLE                DATE
---------                       -----                ----
/s/ ARTHUR W. MULLIN            President,               3/20/98      , 1998
------------------------        Treasurer,           -----------------
Arthur W. Mullin                Director of
                                FMG Western
                                Region
                                Acquisitions, Inc.

/s/ WILLIAM S. TAYLOR           Vice President,           3-24        , 1998
------------------------        Director of          -----------------
William S. Taylor               FMG Western
                                Region
                                Acquisitions, Inc.

/s/ JAMES W. KELICAN JR.        Vice President,           3-23        , 1998
------------------------        Director of          -----------------
James W. Kelican Jr.            FMG Western
                                Region
                                Acquisitions, Inc.

                              Financial Statements

                       FMG Rita Ranch Limited Partnership

                     Years ended December 31, 1997 and 1996
                       with Report of Independent Auditors

                              Financial Statements

                       FMG Rita Ranch Limited Partnership

                     Years ended December 31, 1997 and 1996

                                    CONTENTS

Report of Independent Auditors......................................1

Audited Financial Statements

Balance Sheets......................................................3
Statements of Operations............................................4
Statements of Partners' Equity......................................5
Statements of Cash Flows............................................6
Notes to Financial Statements.......................................7

[ERNST & YOUNG LLP LETTERHEAD]



                         Report of Independent Auditors

To the Partners of
FMG Rita Ranch Limited Partnership

We have audited the accompanying balance sheets of FMG Rita Ranch Limited Partnership (a Delaware Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FMG Rita Ranch Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


                                                   /s/  ERNST & YOUNG LLP


Philadelphia, Pennsylvania
March 2, 1998

                       FMG Rita Ranch Limited Partnership

                                 Balance Sheets

                                                                        DECEMBER 31
                                                                   1997            1996
                                                            ---------------------------------
ASSETS
Land held for sale, net                                           $ 350,000       $ 350,000
Cash                                                                    519             267
                                                            ---------------------------------
                                                                  $ 350,519       $ 350,267
                                                            =================================
LIABILITIES AND PARTNERS' EQUITY
Accrued expenses                                                  $   9,906       $   9,661
Due to affiliates                                                     3,750           3,750
Partners' equity:
     General partner                                                141,814         112,254
     Limited partners (6,707 units authorized, issued,
             and outstanding)                                       195,049         224,602
                                                            ---------------------------------
                                                                  $ 350,519       $ 350,267
                                                            =================================


See accompanying notes.

                       FMG Rita Ranch Limited Partnership

                            Statements of Operations


                                                         YEAR ENDED DECEMBER 31
                                               1997               1996             1995
                                          --------------------------------------------------
Revenues                                    $     303         $     182        $      33

Expenses:
     Real estate taxes                          8,954             9,466           10,415
     General and administrative                 6,090             8,715            7,051
     Management fee                            15,000            15,000           15,000
     Insurance                                    111               131              127
                                          --------------------------------------------------
                                               30,155            33,312           32,593
                                          --------------------------------------------------
Net loss:
     Allocated to General Partner                (299)             (331)            (326)
     Allocated to Limited Partners            (29,553)          (32,799)         (32,234)
                                          --------------------------------------------------
                                            $ (29,852)        $ (33,130)       $ (32,560)
                                          ==================================================

Net loss per limited partnership unit       $   (4.45)        $   (4.94)       $   (4.85)
                                          ==================================================


See accompanying notes.

                       FMG Rita Ranch Limited Partnership

                         Statements of Partners' Equity

                                          GENERAL         LIMITED
                                          PARTNER         PARTNERS        TOTAL
                                     ----------------------------------------------
Balance, January 1, 1995                $  49,561       $ 289,635      $ 339,196
     Capital contributions                 29,977               -         29,977
     Net loss                                (326)        (32,234)       (32,560)
                                     ----------------------------------------------
Balance, December 31, 1995                 79,212         257,401        336,613
     Capital contributions                 33,373               -         33,373
     Net loss                                (331)        (32,799)       (33,130)
                                     ----------------------------------------------
Balance, December 31, 1996                112,254         224,602        336,856
     Capital contributions                 29,859               -         29,859
     Net loss                                (299)        (29,553)       (29,852)
                                     ----------------------------------------------
Balance, December 31, 1997              $ 141,814       $ 195,049      $ 336,863
                                     ==============================================


See accompanying notes.

                       FMG Rita Ranch Limited Partnership

                            Statements of Cash Flows

                                                           YEAR ENDED DECEMBER 31
                                                    1997            1996            1995
                                              ------------------------------------------------
OPERATING ACTIVITIES
Net loss                                          $ (29,852)      $ (33,130)     $ (32,560)
Adjustments to reconcile net loss to
     net cash used in operating activities:
         Changes in operating assets
              and liabilities:
                  Due to affiliates                       -               -          3,750
                  Accrued expenses                      245            (181)        (1,254)
                                              ------------------------------------------------
Net cash used in operating activities               (29,607)        (33,311)       (30,064)

FINANCING ACTIVITIES
Cash contributions from general partner              29,859          33,373         29,977
                                              ------------------------------------------------
Net cash provided by financing activities            29,859          33,373         29,977
                                              ------------------------------------------------

Net increase (decrease) in cash                         252              62            (87)

Cash, beginning of year                                 267             205            292
                                              ------------------------------------------------
Cash, end of year                                 $     519       $     267      $     205
                                              ================================================


See accompanying notes.

                       FMG Rita Ranch Limited Partnership

                          Notes to Financial Statements

                                December 31, 1997


1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

FMG Rita Ranch Limited Partnership is a Delaware Limited Partnership. The General Partner (FMG Western Region Acquisitions, Inc.) is an indirect wholly owned subsidiary of The Fidelity Mutual Life Insurance Company (in Rehabilitation). There are 6,707 limited partnership units outstanding at December 31, 1997. Per the Partnership Agreement, the Partnership shall exist for a term ending December 31, 2026, at which time it shall be dissolved.

The Partnership owns approximately 118 acres of unimproved land in Tucson, Arizona. The Property is being marketed for sale and will be sold as conditions warrant.

As the Partnership lacks working capital it has been and is dependent upon the General Partner honoring its agreement to fund operating needs up to $600,000. As the General Partner does not have the necessary funds to meet this obligation it has been dependent upon its ultimate parent, Fidelity Mutual Life Insurance Company, to provide such funds.

On November 6, 1992, the Commonwealth Court of Pennsylvania (the Court) placed Fidelity Mutual Life Insurance Company (the Company) into Rehabilitation. The Rehabilitator was granted immediate exclusive possession and control of, and title to, the business and assets of the Company. The Rehabilitator has been directed to conduct the business of the Company and to begin taking such steps as deemed appropriate toward removing the cause and conditions that have made the rehabilitation necessary. The Company filed its Rehabilitation Plan in June 1994 and subsequently amended it in January 1995 and again in June 1996. A third amended Rehabilitation Plan is to be filed with the Court during the second quarter of 1998. While the General Partner at this time does not expect the Rehabilitation of the Company to negatively impact the operation of either the General Partner or the Partnership, the ultimate impact of the Rehabilitation of the Company on the Partnership cannot be determined at this time.

The Partnership's financial statements are presented on the basis of a going concern and do not include any adjustments relating to the possible future effects on the recoverability of assets or amount of liabilities that may result from the possible inability of the Partnership to continue as a going concern.

                       FMG Rita Ranch Limited Partnership

2. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING

The Partnership maintains its accounting records on the accrual basis of accounting.

LAND HELD FOR SALE

Land is carried at the lower of cost or fair value. The carrying value of land, as disclosed on the balance sheet, is shown net of write-downs of $7,091,041 taken in prior years.

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

3. RELATED PARTY TRANSACTIONS

In 1997, 1996, and 1995 the Partnership was charged an annual management fee of $15,000 by the General Partner. The cumulative amount of such fee may not exceed $128,000, and cumulative fees charged since inception amounted to $105,000 at December 31, 1997.

                       FMG Rita Ranch Limited Partnership

4. PARTNERS' EQUITY

In prior years, the Partnership received cash equity contributions totaling $6,281,294 through the sale of limited partnership units, of which $4,583,560 was contributed by an affiliate of the General Partner.

The General Partner has agreed to contribute up to $600,000 to the capital of the Partnership if the need for additional funding arises (see Note 1). Cumulative amounts funded by the General Partner amounted to $303,040 at December 31, 1997.

CASH DISTRIBUTIONS

Except for distributable proceeds from capital transactions and refinancings, as defined in the partnership agreement, and upon liquidation of the Partnership, cash distributions, if any, will be made 99% to the limited partners and 1% to the General Partner. Distributable proceeds from capital transactions involving less than all or substantially all of the Partnership's assets and distributable proceeds from refinancings will be distributed in the following order of priority: (i) to limited partners with positive balances in their capital accounts as maintained for federal tax purposes ("Capital Accounts") in proportion to and to the extent of such positive balances but not to exceed the amount required to compensate the limited partners for federal taxes incurred as a result of the capital transaction, (ii) to all partners with positive balances in their Capital Accounts after the capital transaction, in proportion to and to the extent of such positive balances; (iii) to the partners until they have received a return of their capital contributions ($6,443,616 at December 31, 1997); (iv) to the limited partners until they have received their unpaid cumulative (i.e., a 9% (noncompounded)) annual return on their adjusted capital contributions ($5,583,556 at December 31, 1997), and to the General Partner until it has received a 9% return on any portion of its $600,000 capital contribution that it has made; and (vi) the balance, 80% to the limited partners and 20% to the General Partner. Distributions in connection with the sale of all or substantially all of the Partnership's assets or the Partnership's liquidation will be made in accordance with the positive balances in the partners' Capital Accounts.

                       FMG Rita Ranch Limited Partnership

4. PARTNERS' EQUITY (CONTINUED)

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

5. IMPACT OF YEAR 2000 (UNAUDITED)

The Partnership's management has assessed the Year 2000 technology issue, and has developed an action plan to address the issue. Management believes that its action plan will be implemented and completed in a timely fashion, and that it will not materially affect the Partnership's future operating results or future financial condition.