Form 10-Q
period 1998-03-31
FMG RITA RANCH LIMITED PARTNERSHIP
filed 1998-05-15
CIK 820047

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q



  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
-----   SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
        ENDED MARCH 31, 1998.


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
-----   SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
        FROM            TO            .



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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of FMG Rita Ranch Limited partnership (the "Partnership") at March 31, 1998 are attached hereto as Exhibit A.

         In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Partnership's financial position as of March 31, 1998, and the results of its operations and cash flows for the three months ended March 31, 1998.

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

         Results of Operations

         The Partnership had no revenues for the first quarter of 1998. Expenses for the first quarter of 1998 consisted of general and administrative costs of $3,367, management fees of $3,750, insurance of $30 and real estate taxes of $2,239.

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

         During 1990 and 1992, the Partnership recorded writedowns of $6,261,041 and $830,000 respectively.

         Liquidity and Capital Resources

         The Partnership has no cash reserve remaining at March 31, 1998. As shown in the accompanying financial statements, the Partnership has incurred substantial operating losses in each of the past three years. Such losses will continue until the Partnership begins to sell land parcels. In the partnership agreement, the General Partner has committed to contribute up to $600,000 to the capital of the Partnership as the need for additional working capital arises. Cumulative amounts funded by the General Partner amounted to $305,602 at March 31, 1998. Realization of the partnership's assets is dependent upon the continued funding of operating deficits by the General Partner and its affiliate. There can be no assurance, however, that the General Partner or its affiliate will continue to fund operating deficits.

         During 1997, marketing proposals were solicited from area brokerage firms. A brokerage firm was selected and the property is currently listed for sale.

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

Item 2 - Changes in Securities

         There was no change in the partnership's securities during the first quarter of 1998.


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

         No matters were submitted to the Partners for a vote during the first quarter of 1998.


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


Signature                          Title                         Date



/s/ Arthur W. Mullin               President,                 May 13, 1998
-------------------------          Treasurer,
Arthur W. Mullin                   Director of
                                   FMG Western
                                   Region
                                   Acquisitions,
                                   Inc.



/s/ James W. Kelican, Jr.          Vice President,            May 13, 1998
-------------------------          Director of
James W. Kelican, Jr.              FMG Western
                                   Region
                                   Acquisitions,
                                   Inc.

EXHIBIT A

                       FMG RITA RANCH LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                                     MARCH 31,        DECEMBER 31,
                                                       1998               1997
                                                    (UNAUDITED)
                                                    -----------       ------------
           ASSETS

Land held for sale, net                              $350,000           $350,000

Cash and cash equivalents                                 519                519

Prepaid Insurance                                          59               --
                                                     --------           --------

                                                     $350,578           $350,519
                                                     ========           ========



LIABILITIES AND PARTNERS' EQUITY


   Accrued expenses                                  $ 12,118           $  9,906

   Due to affiliates                                     --                3,750

   Partners' Equity                                   338,460            336,863
                                                     --------           --------

                                                     $350,578           $350,519
                                                     ========           ========

                       FMG RITA RANCH LIMITED PARTNERSHIP

                  STATEMENT OF OPERATIONS AND PARTNER'S EQUITY

                                   (UNAUDITED)


                                                FOR THE THREE MONTHS
                                                   ENDED MARCH 31
                                    -------------------------------------------
                                       1998             1997             1996
                                       ----             ----             ----
REVENUES:
  Interest income                   $    --          $       2        $       2
  Other income                           --               --                 75
                                    ---------        ---------        ---------

                                         --                  2               77
                                    =========        =========        =========


EXPENSES:
  Real estate taxes                     2,239            2,367            2,604
  Management fees                       3,750            3,750            3,750
  General and administrative            3,367            1,255            1,430
  Insurance                                30               27               35
                                    ---------        ---------        ---------

                                        9,386            7,399            7,819
                                    ---------        ---------        ---------


          NET LOSS                  $  (9,386)       $  (7,397)       $  (7,742)

Partners' equity,
   Beginning of period                336,863          336,856          336,613

Captial Contributions                  10,983            8,758            8,738
                                    ---------        ---------        ---------

Partners' equity,
   End of period                    $ 338,460        $ 338,217        $ 337,609
                                    =========        =========        =========


Weighted Average Number of
   Limited Partnership Units
   Outstanding                          6,707            6,707            6,707
                                    =========        =========        =========


Loss from Operations per
   Limited Partnership
   Interest                         $   (1.38)       $   (1.09)       $   (1.14)
                                    =========        =========        =========

                       FMG RITA RANCH LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                          FOR THE THREE MONTHS
                                                             ENDED MARCH 31
                                                 ---------------------------------------

                                                    1998           1997           1996
                                                 ---------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

         Net income (loss)                       $ (9,386)       $(7,397)       $(7,742)
         Adjustments to reconcile net
            income (loss) to net cash
            used in operating activities:

            Increase in General Partner's
               capital                             10,983          8,758          8,738
           Increase (decrease) in
               accrued expenses                     2,212          2,414          2,870
          (Increase) in prepaid expenses              (59)           (54)           (69)
          Increase (decrease) in due to
               affiliate                           (3,750)        (3,750)        (3,750)
                                                 --------        -------        -------
            Net cash provided by (used in)
               operating activities              $      0        $   (29)       $    47
                                                 --------        -------        -------


            Cash, Beginning of period                 519            267            205
                                                 --------        -------        -------


            Cash, End of period                  $    519        $   238        $   252
                                                 ========        =======        =======