Form 10-Q
period 1998-06-30
FMG RITA RANCH LIMITED PARTNERSHIP
filed 1998-08-07
CIK 820047

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q



 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
----    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
----    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
        FROM                       TO                          .
            ----------------------   --------------------------


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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of FMG Rita Ranch Limited partnership (the "Partnership") at June 30, 1998 are attached hereto as Exhibit A.

         In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Partnership's financial position as of June 30, 1998, and the results of its operations and cash flows for the three months ended June 30, 1998.

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

         Results of Operations

         The Partnership had no revenues for the second quarter of 1998. Expenses for the second quarter of 1998 consisted of general and administrative costs of $2,067, management fees of $3,750, insurance of $29 and real estate taxes of $2,238.

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

         Because of the lack of demand for industrial and commercial land in the Tucson area and the resulting decline in the Property's value, the Partnership was required to reduce its carrying value on the Property in 1990 and again in 1992. Class "A" Business Park lots dominate the industrial land sales market. Sale prices range from $1.00 to $2.15 per square foot for 5 to 20 acre parcels. There have not been any bulk sale transactions since the RTC was disposing of it's properties. The General Partner believes that it would be necessary for the Partnership to hold the property for several years, possibly decades, before the Partnership may be able to sell the Property at a price which approximates the price paid by the Partnership for the Property. Thus, it is unlikely that the Property will be sold for a price which approximates the original price paid by the Partnership for the Property. The Partnership anticipates a sale price of $4,000 to $5,000 per acre.

         During 1990 and 1992, the Partnership recorded writedowns of $6,261,041 and $830,000 respectively.

         Liquidity and Capital Resources

         The Partnership has no cash reserve remaining at June 30, 1998. As shown in the accompanying financial statements, the Partnership has incurred substantial operating losses in each of the past three years. Such losses will continue until the Partnership begins to sell land parcels. In the partnership agreement, the General Partner has committed to contribute up to

$600,000 to the capital of the Partnership as the need for additional working capital arises. Cumulative amounts funded by the General Partner amounted to $314,923 at June 30, 1998. Realization of the partnership's assets is dependent upon the continued funding of operating deficits by the General Partner and its affiliate. There can be no assurance, however, that the General Partner or its affiliate will continue to fund operating deficits.

         The property is listed for sale with Grubb & Ellis of Tucson, Arizona. The listing is from March 1, 1998 to November 30, 1998. A sale price of $4,000 to $5,000 an acre is anticipated.

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

Item 2 - Changes in Securities

         There was no change in the partnership's securities during the second quarter of 1998.


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

         No matters were submitted to the Partners for a vote during the second quarter of 1998.


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

Signature                         Title                             Date
---------                         -----                             ----
/s/ ARTHUR W. MULLIN              President,                        8/5   1998
--------------------              Treasurer,                      --------
Arthur W. Mullin                  Director of
                                  FMG Western
                                  Region
                                  Acquisitions,
                                  Inc.






/s/ JAMES W. KELICAN, JR.         Vice President,                   8/5   1998
-------------------------         Director of                     --------
James W. Kelican, Jr.             FMG Western
                                  Region
                                  Acquisitions,
                                  Inc.

EXHIBIT A

                       FMG RITA RANCH LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                                            June 30,             December 31,
                                                              1998                  1997
                                                          (Unaudited)
                                                         --------------          --------------
ASSETS
------


Land held for sale, net                                 $      350,000          $     350,000

Cash and cash equivalents                                          519                    519

Prepaid Insurance                                                   30                      -
                                                         --------------          --------------

                                                        $      350,549          $     350,519
                                                         ==============          ==============



LIABILITIES AND PARTNERS' EQUITY
--------------------------------


   Accrued expenses                                     $       10,852          $       9,906

   Due to affiliates                                                 -                  3,750

   Partners' Equity                                            339,697                336,863
                                                         --------------          --------------

                                                        $      350,549          $     350,519
                                                         ==============          ==============

                  F M G RITA RANCH LIMITED PARTNERSHIP

             STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY


                                                (Unaudited)

                                     Three months        Three months         Six months         Six months
                                         ended              ended               ended               ended
                                       June 30,            June 30,            June 30,           June 30,
                                         1998                1997                1998               1997
                                    ---------------    ----------------    ----------------    ---------------
REVENUES:
  Interest income                  $             0    $              1    $              0    $             3
  Other income                                   0                  75                   0                 75
                                    ---------------    ----------------    ----------------    ---------------

                                                 0                  76                   0                 78
                                    ---------------    ----------------    ----------------    ---------------


EXPENSES:
  Real estate taxes                          2,238               2,366               4,477              4,733
  Management fees                            3,750               3,750               7,500              7,500
  General and administrative                 2,067               1,655               5,434              2,910
  Insurance                                     29                  27                  59                 54
                                    ---------------    ----------------    ----------------    ---------------


                                             8,084               7,798              17,470             15,197
                                    ---------------    ----------------    ----------------    ---------------


          NET LOSS                 $        (8,084)   $         (7,722)   $        (17,470)   $       (15,119)

Partners' equity,
   Beginning of period                     338,460             338,217             336,863            336,856

Captial Contributions                        9,321               8,893              20,304             17,651
                                    ---------------    ----------------    ----------------    ---------------


Partners' equity,
   End of period                   $       339,697    $        339,388    $        339,697    $       339,388
                                    ===============    ================    ================    ===============


Weighted Average Number of
   Limited Partnership Units
   Outstanding                               6,707               6,707               6,707              6,707
                                    ===============    ================    ================    ===============


Loss from Operations per
   Limited Partnership
   Interest                        $         (1.19)   $          (1.14)   $          (2.57)   $         (2.23)
                                    ===============    ================    ================    ===============


                     F M G RITA RANCH LIMITED PARTNERSHIP

                     STATEMENTS OF OPERATIONS AND PARTNERS'


                               (Unaudited)


                                                          SIX MONTHS
                                                         ENDED JUNE 30
                                     ------------------------------------------------------

                                          1998                 1997               1996
                                     ---------------     ----------------    --------------
REVENUES:
  Interest income                   $             0     $              3    $            4
  Other income                                    0                   75               100
                                     ---------------     ----------------    --------------


                                                  0                   78               104
                                     ---------------     ----------------    --------------

EXPENSES:
  Real estate taxes                           4,477                4,733             5,208
  Management fees                             7,500                7,500             7,500
  General and administrative                  5,434                2,910             3,305
  Insurance                                      59                   54                69
                                     ---------------     ----------------    --------------

                                             17,470               15,197            16,082
                                     ---------------     ----------------    --------------


          NET LOSS                  $       (17,470)    $        (15,119)   $      (15,978)

Partners' equity,
   Beginning of period                      336,863              336,856           336,613

Capital Contributions                        20,304               17,651            18,390
                                     ---------------     ----------------    --------------

Partners' equity,
   End of period                    $       339,697     $        339,388    $      339,025
                                     ===============     ================    ==============


Weighted Average Number of
   Limited Partnership Units
   Outstanding                                6,707                6,707             6,707
                                     ===============     ================    ==============


Loss from Operations per
   Limited Partnership Interest     $         (2.57)    $          (2.23)   $        (2.36)
                                     ===============     ================    ==============


                      F M G RITA RANCH LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                                  FOR THE SIX MONTHS
                                                                    ENDED JUNE 30
                                                  -----------------------------------------------


                                                       1998             1997            1996
                                                  --------------    -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                            $      (17,470)   $    (15,119)   $    (15,978)
    Adjustments to reconcile net
       income (loss) to net cash
       used in operating activities:

       Increase in General Partner's
          capital                                        20,304          17,651          18,390
      (Increase) in prepaid expenses                        (30)            (27)            (35)
      Increase (decrease) in
          accrued expenses                                  946           1,272           1,416
      Increase (decrease) in
          due to affiliate                               (3,750)         (3,750)         (3,750)
                                                  ---------------   -------------   -------------


       Net cash provided by (used in)
          operating activities                   $            0    $         27    $         43
                                                  ---------------   -------------   -------------


       Cash, Beginning of period                            519             267             205


       Cash, End of period                       $          519    $        294    $        248
                                                  ===============   =============   =============