Form 10-Q
period 1998-09-30
FMG RITA RANCH LIMITED PARTNERSHIP
filed 1998-11-12
CIK 820047

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   Form 10-Q



  X
------ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.
                      --------------------



------ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

     The unaudited financial statements of FMG Rita Ranch Limited partnership (the "Partnership") at September 30, 1998 are attached hereto as Exhibit A.

     In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Partnership's financial position as of September 30, 1998, and the results of its operations and cash flows for the three months ended September 30, 1998.

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

     Results of Operations

     The Partnership had no revenues for the third quarter of 1998. Expenses for the third quarter of 1998 consisted of general and administrative costs of $2,089, management fees of $3,750, insurance of $30 and real estate taxes of $2,598.

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

     Liquidity and Capital Resources

     The Partnership has no cash reserve remaining at September 30, 1998. As shown in the accompanying financial statements, the Partnership has incurred substantial operating losses in each of the past three years. Such losses will continue until the Partnership begins to sell land parcels. In the partnership agreement, the General Partner has committed to contribute up to $600,000 to the capital of the Partnership as the need for additional working capital arises. Cumulative amounts funded by the General Partner amounted to $319,450 at September 30, 1998. Realization of the partnership's assets is dependent upon the continued funding of operating deficits by the General Partner and its affiliate. There can be no assurance, however, that the General Partner or its affiliate will continue to fund operating deficits.

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

Item 2 - Changes in Securities

     There was no change in the partnership's securities during the third quarter of 1998.


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

     No matters were submitted to the Partners for a vote during the third quarter of 1998.


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


Signature                                Title                   Date
---------                                -----                   ----


/s/ ARTHUR W. MULLIN                     President,             11/6       1998
----------------------------------       Treasurer,         --------------
Arthur W. Mullin                         Director of
                                         FMG Western
                                         Region
                                         Acquisitions,
                                         Inc.






/s/ JAMES W. KELICAN, JR.                Vice President,        11/6       1998
----------------------------------       Director of        --------------
James W. Kelican, Jr.                    FMG Western
                                         Region
                                         Acquisitions,
                                         Inc.

EXHIBIT A

                       FMG RITA RANCH LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS


                                                           September 30,          December 31
                                                               1998                  1997
                                                            (Unaudited)
                                                           --------------         -----------

Land held for sale, net                                   $      350,000         $   350,000

Cash and cash equivalents                                            519                 519
                                                           --------------         -----------

                                                          $      350,519         $   350,519
                                                           ==============         ===========


                         LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

   Accrued expenses                                       $       14,762         $     9,906

   Due to affiliates                                                    -              3,750

   Partners' Equity                                              335,757             336,863
                                                           --------------         -----------

                                                          $      350,519         $   350,519
                                                           ==============         ===========

                      F M G RITA RANCH LIMITED PARTNERSHIP

                 STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                                  (Unaudited)

                                          Three months           Three months           Nine months         Nine months
                                              ended                  ended                 ended               ended
                                          September 30,          September 30,         September 30,       September 30,
                                              1998                   1997                   1998                1997
                                        ------------------    --------------------    -----------------    -------------
REVENUES:
  Interest income                     $                 0   $                   0   $                0   $            3
  Other income                                          0                     225                    0              300
                                        ------------------    --------------------    -----------------    -------------

                                                        0                     225                    0              303
                                        ------------------    --------------------    -----------------    -------------


EXPENSES:
  Real estate taxes                                 2,598                   1,983                7,075            6,716
  Management fees                                   3,750                   3,750               11,250           11,250
  General and administrative                        2,089                   1,262                7,523            4,172
  Insurance                                            30                      27                   89               81
                                        ------------------    --------------------    -----------------    -------------

                                                    8,467                   7,022               25,937           22,219
                                        ------------------    --------------------    -----------------    -------------


          NET LOSS                    $            (8,467)  $              (6,797)  $          (25,937)  $      (21,916)

Partners' equity,
   Beginning of period                            339,697                 339,388              336,863          336,856

Captial Contributions                               4,527                   3,787               24,831           21,438
                                        ------------------    --------------------    -----------------    -------------

Partners' equity,
   End of period                      $           335,757   $             336,378   $          335,757   $      336,378
                                        ==================    ====================    =================    =============

Weighted Average Number of
   Limited Partnership Units
   Outstanding                                      6,707                   6,707                6,707            6,707
                                        ==================    ====================    =================    =============


Loss from Operations per
   Limited Partnership
   Interest                                        $(1.24)                 $(1.00)              $(3.82)          $(3.23)
                                        ==================    ====================    =================    =============

                      F M G RITA RANCH LIMITED PARTNERSHIP

                      STATEMENTS OF OPERATIONS AND PARTNER

                                  (Unaudited)




                                                       NINE MONTHS
                                                    ENDED SEPTEMBER 30
                                    --------------------------------------------------

                                       1998                1997               1996
                                    ------------    -------------------   ------------
REVENUES:
  Interest income                 $           0   $                  3   $          5
  Other income                                0                    300            125
                                    ------------    -------------------    -----------

                                              0                    303            130
                                    ------------    -------------------    -----------

EXPENSES:
  Real estate taxes                       7,075                  6,716          7,100
  Management fees                        11,250                 11,250         11,250
  General and administrative              7,523                  4,172          4,484
  Insurance                                  89                     81            104
                                    ------------    -------------------    -----------

                                         25,937                 22,219         22,938
                                    ------------    -------------------    -----------

          NET LOSS                $     (25,937)  $            (21,916)  $    (22,808)
                                    ============    ===================    ===========

                      F M G RITA RANCH LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                      FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30
                                            ---------------------------------------

                                                1998          1997         1996
                                            -------------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                          $    (25,937)  $  (21,916)  $  (22,808)
Adjustments to reconcile net
  income (loss) to net cash
  used in operating activities:

  Increase in General Partner's
    capital                                      24,831       21,438       22,140
  Increase (decrease) in
    accrued expenses                              4,856        4,480        4,458
  Increase (decrease) in
    due to affiliate                             (3,750)      (3,750)      (3,750)
                                            -------------  -----------  -----------
  Net cash provided by (used in)
    operating activities                   $          0   $      252   $       40
                                            -------------  -----------  -----------


   Cash, Beginning of period                        519          267          205


   Cash, End of period                     $        519   $      519   $      245
                                            =============  ===========  ===========