Form 10-K405
period 1998-12-31
FMG RITA RANCH LIMITED PARTNERSHIP
filed 1999-03-29
CIK 820047

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(Mark One)

  X    ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF
-----
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----
ACT OF 1934.

COMMISSION FILE NUMBER: 0-16601 (FORMERLY 33-16164-LA)

                       FMG RITA RANCH LIMITED PARTNERSHIP
                         (Name of issuer in its charter)

Delaware                           23-2466343
(State of incorporation or         (IRS Employer Identification
organization)                      Number)

250 King of Prussia Road,                    Radnor, Pennsylvania     19087
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

ITEM

PART I

Item 1.  Business

               Background ..........................................................      4
               Material Recent Developments ........................................      4
               Competition .........................................................      4
               Employees ...........................................................      5
               Trademarks and Patents ..............................................      5

Item 2.  Property ..................................................................      5

Item 3.  Legal Proceedings .........................................................      6

Item 4.  Submission of Matters to a Vote of Security Holders .......................      6


PART II

Item 5.  Market for the Partnership's Units of Limited Partnership Interest and
         Related Security Holder Matters ...........................................      6

Item 6.  Selected Financial Data ...................................................      7

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations
               Background ..........................................................      8
               Results of Operations ...............................................      8
               Liquidity and Capital Resources .....................................      8
               Impact of Year 2000 .................................................      9

Item 7A. Quantitative and Qualitative Disclosures About Market Risk ................      9

Item 8.  Financial Statements and Supplementary Data ...............................     10

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure ......................................................     10

PART III

Item 10. Directors and Executive Officers of the Partnership .......................     10

Item 11. Executive Compensation ....................................................     11

Item 12. Security Ownership of Certain Beneficial Owners and Management

               (a) Security Ownership of Certain Beneficial owners .................     11
               (b) Security Ownership of Management ................................     12
               (c) Changes in Control ..............................................     12

Item 13. Certain Relationships and Related Transactions ............................     12


PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........     13


SIGNATURES .........................................................................     16

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

                  The Partnership's public offering of 6,707 Units of limited partnership interest ("Units") commenced on October 29, 1987 and continued until June 10, 1988. On June 10, 1988, 6,707 Units had been sold for $6,281,295 to 105 investors, including an affiliate of the General Partner that acquired 5,008.3 Units.

                  The General Partner has no plans to develop the Property, except for activities including land planning, market surveys and other activities necessary to prepare the Property for sale. There can be no assurance that necessary funds would be available should it be desirable for the Partnership to improve the Property to facilitate its sale.

                  Because of the lack of demand for industrial and commercial land in the Tucson area and the resulting decline in the Property's value, the Partnership was required to reduce its carrying value on the Property in 1990 and again in 1992. Class "A" Business Park lots dominate the industrial land sales market. Sale prices range from $15,000 to $30,000 per developed acre and undeveloped raw land (little of which is being sold) is selling for less than $5,000 an acre. There have been few bulk sale transactions since the RTC was disposing of it's properties. The General Partner believes that it would be necessary for the Partnership to hold the property for several years, possibly decades, before the Partnership may be able to sell the Property at a price significantly higher than the current market value. Thus, it is extremely unlikely that the Property will be sold for a price which approximates the original price paid by the Partnership for the Property.

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

                  The subject property is located in Tucson's southeastern outskirts. Development in virtually all market sectors can be expected to increase as Tucson expands. The residential market continues to show marked signs of improvement, including Rita Ranch. Limited commercial growth serving residents staple needs is anticipated for the Rita Ranch area but significant retail or office demand will likely continue to be served from eastside commerce centers until the residential population reaches levels to support pre-leased development. Additionally, the remote location of Rita Ranch, restrictive conditions, covenants, and vast amounts of available and affordable industrially zoned land throughout metropolitan Tucson discourages an optimistic prediction of demand for industrial uses at the present time.

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


         In 1997, marketing proposals were solicited from area brokerage firms. A brokerage firm was selected and the property was listed in 1998. A potential purchaser made an offer during 1998 for approximately $5,000 an acre but subsequently withdrew it upon further investigation.

ITEM 3. LEGAL PROCEEDINGS

         The Partnership is not a direct party to, nor is the Partnership's property directly the subject of, any material legal proceedings. However, on November 6, 1992, the Commonwealth Court of Pennsylvania issued an order placing Fidelity, the indirect parent of the General Partner, into rehabilitation under the control and authority of the Pennsylvania Insurance Commissioner pursuant to the provisions of the Pennsylvania Insurance Department Act, 40 P.S. Sections
221.1 et seq. The Partnership is not a direct party to the order, but ownership of the stock of the General Partner and the stock of the majority Limited Partner is vested in the Insurance Commissioner pursuant to the order.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fiscal year ended December 31, 1998.

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

ITEM 6. SELECTED FINANCIAL DATA

                    For the Year     For the Year     For the Year     For the Year     For the Year
                        Ended            Ended            Ended            Ended            Ended
                     December 31      December 31      December 31      December 31      December 31
                        1998             1997             1996             1995             1994
                      --------         --------         --------         --------         --------
Operating
 Revenues             $     25         $    303         $    182         $     33         $    258

Net Income
    (Loss)            $(46,568)        $(29,852)        $(33,130)        $(32,560)        $(19,621)




 Net Income
    (Loss) per
     Unit of
     Limited
     Interest         $  (6.94)        $  (4.45)        $  (4.94)        $  (4.85)        $  (2.93)

                            December 31     December 31     December 31     December 31     December 31
                               1998            1997            1996            1995            1994
                             --------        --------        --------        --------        --------
Total Assets                 $350,544        $350,519        $350,267        $350,205        $350,292

Long Term
    Obligations                    -0-             -0-             -0-             -0-             -0-

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

                  Results of operations

                  The Partnership's revenues for fiscal year 1998 consisted of partnership transfer fees of $25. Expenses for 1998 consisted primarily of general and administrative costs of $22,034, insurance of $126, real estate taxes of $9,433 and management fees of $15,000.

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

                  The current real estate forecast for Rita Ranch is that there will continue to be an absorption of vacant land in other Tucson submarkets, and improvements in the immediate area, in particular the residential sector which is one of the fastest growing in Tucson, Arizona. Unfortunately, the commercial and industrial market growth continues to be very week.

                  Liquidity and Capital Resources

         The Partnership has no cash reserve remaining at December 31, 1998. As shown in the accompanying financial statements, the Partnership has incurred substantial operating losses in each of the past three years. Such losses will continue until the Partnership begins to sell land parcels. In the partnership agreement, the General Partner has committed to contribute up to $600,000 to the capital of the Partnership as the need for additional working capital arises. Cumulative amounts funded by the General Partner amounted to $339,537 at December 31, 1998. Realization of the Partnership's assets is dependent upon the continued funding of operating deficits by the General Partner and its affiliate. There can be no assurance, however, that the General Partner or its affiliate will continue to fund operating deficits.

                  During 1992 and 1990, the Partnership recorded writedowns of $830,000 and $6,261,041 respectively.


                           Impact of Year 2000

         The Partnership has assessed and is continuing to assess its operating systems, computer software applications, computer equipment and other equipment with embedded electronic circuits ("Programs") that it currently uses to identify whether they are Year 2000 compliant and, if not, what steps are needed to bring them into compliance. The Partnership expects that almost all Programs will be Year 2000 compliant by the end of the second quarter of 1999. For those Programs that will not be compliant by then, the Partnership is reviewing the potential impact on the Partnership and the alternatives that are available to it if the Programs cannot be brought into compliance by December 31, 1999. The Partnership believes that the required changes to its Programs will be made on a timely basis without causing material operational issues or having a material impact on its results of operations or its financial position.

         The Partnership believes that its core business of owning improved land is not heavily dependent on the Year 2000 compliance of its Programs and that, should a reasonably likely worst case Year 2000 situation occur, the Partnership, because of the basic nature of its systems, many of which can be executed manually, would not likely suffer material loss or disruption in remedying the situation.

         The costs incurred and expected to be incurred in the future regarding Year 2000 compliance have been and are expected to be immaterial to the results of operations and financial position of the Partnership. Costs related to Year 2000 compliance are expensed as incurred.

         The Partnership has been reviewing whether its significant third party service providers including financial institutions ("Providers") are Year 2000 compliant. The Company is not aware of any Providers that do not expect to be compliant; however, the Company has no means of ensuring that its Providers will be Year 2000 ready. The inability of Providers to be Year 2000 ready in a timely fashion could have an adverse impact on the Company. The Company plans to respond to any such contingency involving any of its Providers by seeking to utilize alternative sources for such goods and services, where practicable. In addition, widespread disruptions in the national or international economy, including, for example, disruptions affecting financial markets, and commercial and investment banks, could also have an adverse impact on the Company. The likelihood and effects of such disruptions are not determinable at this time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  The Partnership's primary market risk exposure relates to general economic trends effecting the overall real estate market as it relates to the holding of land for investment purposes (see Item 2).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The Partnership's financial statements for the years ended December 31, 1998 and 1997 together with the report of the Partnership's independent auditors, Ernst & Young LLP, is included in this Form 10-K.

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

                  Arthur W. Mullin is a Director, President and Treasurer of the General Partner. Mr. Mullin is also an officer and director of various other subsidiaries of Fidelity Mutual. Mr. Mullin was appointed senior vice President and Director of Real Estate for Fidelity Mutual in June 1993 and served in that capacity until January 31, 1995. He is currently President of KMR Management, Inc., a management advisory firm that provides advice to corporations and institutions regarding corporate, financial and real estate matters. Before joining Fidelity Mutual, Mr. Mullin served as President of KMR Management, Inc. Mr. Mullin received a B.S. in Political Science and a M.S. in Education from St. Joseph's University, Philadelphia, Pennsylvania.

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

                  Margaret Tamasitis is Assistant Secretary of the General Partner. Ms. Tamasitis is also Assistant Secretary of various other subsidiaries. Ms. Tamasitis is a Second Vice President of Fidelity Mutual in the Controller's office and has been with Fidelity Mutual for 28 years. Ms. Tamasitis received her B.S. degree in Accounting from Temple University, Philadelphia, PA.

ITEM 11. EXECUTIVE COMPENSATION

                  As of December 31, 1998 the Partnership did not pay remuneration to any officers of the General Partner. Fees which have been paid or are payable to the General Partner and affiliates are set forth in Item 13 of this report, "Certain Relationships and Related Transactions".

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

                           As of December 31, 1998, no other person or "group"
(as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) was known by the Partnership to beneficially own more than five percent of the units of the Partnership.


----------

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  During 1998, a management fee of $15,000 was paid to the General Partner. This fee is computed as .2% of the cost of the land. The cumulative amount of such fee may not exceed $128,000, and cumulative fees charged since inception amounted to $120,000 at December 31, 1998. However, if the Partnership's reserves are exhausted, the unpaid portion of this fee will be paid, without interest from the proceeds of the sale of the Property after the Limited Partners have received distributions equal to their Capital Contributions and Unpaid Cumulative Return.

                  The General Partner will also receive 1% of cash distributions until the Limited Partners have received (i) a return of their Capital Contributions plus (ii) cumulative distributions equal to a 9% Annual Return on their Adjusted Capital Contributions (as those terms are defined in the Limited Partnership Agreement). Thereafter, the General Partner will receive a 9% return on any portion of its $600,000 capital contribution and the balance, 80% to the limited partners and 20% to the General Partner. During 1998, 1997 and 1996, the General Partner received no cash distributions.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)                       Index to Financial Statements                     Page
                          -----------------------------                     ----
Report of Independent Auditors                                                1
Balance Sheet at December 31, 1998 and 1997                                   2
Statements of  Operations                                                     3
Statements of Partners' Equity                                                4
Statements of Cash Flows                                                      5
Notes to Financial Statements                                                 6



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

----------

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

----------

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

                          FMG RITA RANCH LIMITED PARTNERSHIP, a Delaware limited partnership

                          By: FMG WESTERN REGION ACQUISITIONS, INC., General Partner


Dated:    3/25/99                       By:  /s/ Arthur W. Mullin
      ---------------                      ----------------------
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


SIGNATURE                                   TITLE                     DATE
---------                                   -----                     ----
/s/ Arthur W. Mullin                        President,                3/25, 1999
------------------------                    Treasurer,
    Arthur W. Mullin                        Director of
                                            FMG Western
                                            Region
                                            Acquisitions, Inc.

/s/ William S. Taylor                       Vice President,           3/25, 1999
------------------------                    Director of
    William S. Taylor                       FMG Western
                                            Region
                                            Acquisitions, Inc.

/s/ James W. Kelican Jr.                    Vice President,           3/25, 1999
------------------------                    Director of
    James W. Kelican Jr.                    FMG Western
                                            Region
                                            Acquisitions, Inc.

                                       Financial Statements

                                FMG Rita Ranch Limited Partnership

                              Years ended December 31, 1998 and 1997
                                with Report of Independent Auditors

                              Financial Statements

                       FMG Rita Ranch Limited Partnership

                     Years ended December 31, 1998 and 1997




                                    CONTENTS

Report of Independent Auditors.........................................        1

Audited Financial Statements

Balance Sheets.........................................................        3
Statements of Operations...............................................        4
Statements of Partners' Equity.........................................        5
Statements of Cash Flows...............................................        6
Notes to Financial Statements..........................................        7

                         [ERNST & YOUNG LLP Letterhead]



                         Report of Independent Auditors


To the Partners of
FMG Rita Ranch Limited Partnership

We have audited the accompanying balance sheets of FMG Rita Ranch Limited Partnership (a Delaware Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FMG Rita Ranch Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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


                                        /s/ ERNST & YOUNG LLP
                                        ---------------------


Philadelphia, Pennsylvania
February 18, 1999

                       FMG Rita Ranch Limited Partnership

                                 Balance Sheets


                                                                   DECEMBER 31
                                                               1998            1997
                                                               ----            ----
ASSETS
Land held for sale, net                                      $350,000        $350,000
Cash                                                              544             519
                                                             --------        --------
                                                             $350,544        $350,519
                                                             ========        ========

LIABILITIES AND PARTNERS' EQUITY
Accrued expenses                                             $ 20,002        $  9,906
Due to affiliates                                               3,750           3,750
Partners' equity:
    General partner                                           177,845         141,814
    Limited partners (6,707 units authorized, issued,
       and outstanding)                                       148,947         195,049
                                                             --------        --------
                                                             $350,544        $350,519
                                                             ========        ========


See accompanying notes.

                       FMG Rita Ranch Limited Partnership

                            Statements of Operations


                                                       YEAR ENDED DECEMBER 31
                                               1998             1997             1996
                                               ----             ----             ----
Revenues                                     $     25         $    303         $    182

Expenses:
    Real estate taxes                           9,433            8,954            9,466
    General and administrative                 22,034            6,090            8,715
    Management fee                             15,000           15,000           15,000
    Insurance                                     126              111              131
                                             --------         --------         --------
                                               46,593           30,155           33,312
                                             --------         --------         --------
Net loss:
    Allocated to General Partner                 (466)            (299)            (331)
    Allocated to Limited Partners             (46,102)         (29,553)         (32,799)
                                             --------         --------         --------
                                             $(46,568)        $(29,852)        $(33,130)
                                             ========         ========         ========

Net loss per limited partnership unit        $  (6.94)        $  (4.45)        $  (4.94)
                                             ========         ========         ========


See accompanying notes.

                       FMG Rita Ranch Limited Partnership

                         Statements of Partners' Equity


                                   GENERAL           LIMITED
                                   PARTNER           PARTNERS           TOTAL
Balance, January 1, 1996          $  79,212         $ 257,401         $ 336,613
    Capital contributions            33,373                --            33,373
    Net loss                           (331)          (32,799)          (33,130)
                                  ---------         ---------         ---------
Balance, December 31, 1996          112,254           224,602           336,856
    Capital contributions            29,859                --            29,859
    Net loss                           (299)          (29,553)          (29,852)
                                  ---------         ---------         ---------
Balance, December 31, 1997          141,814           195,049           336,863
    Capital contributions            36,497                --            36,497
    Net loss                           (466)          (46,102)          (46,568)
                                  ---------         ---------         ---------
Balance, December 31, 1998        $ 177,845         $ 148,947         $ 326,792
                                  =========         =========         =========


See accompanying notes.

                       FMG Rita Ranch Limited Partnership

                            Statements of Cash Flows


                                                             YEAR ENDED DECEMBER 31
                                                    1998             1997             1996
                                                    ----             ----             ----
OPERATING ACTIVITIES
Net loss                                          $(46,568)        $(29,852)        $(33,130)
Adjustments to reconcile net loss to
    net cash used in operating activities:
       Changes in operating assets
          and liabilities:
              Accrued expenses                      10,096              245             (181)
                                                  --------         --------         --------
Net cash used in operating activities              (36,472)         (29,607)         (33,311)

FINANCING ACTIVITIES
Cash contributions from general partner             36,497           29,859           33,373
                                                  --------         --------         --------
Net cash provided by financing activities           36,497           29,859           33,373
                                                  --------         --------         --------

Net increase in cash                                    25              252               62

Cash, beginning of year                                519              267              205
                                                  --------         --------         --------
Cash, end of year                                 $    544         $    519         $    267
                                                  ========         ========         ========


See accompanying notes.

                       FMG Rita Ranch Limited Partnership

                          Notes to Financial Statements

                                December 31, 1998


1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

FMG Rita Ranch Limited Partnership is a Delaware Limited Partnership. The General Partner (FMG Western Region Acquisitions, Inc.) is an indirect wholly owned subsidiary of The Fidelity Mutual Life Insurance Company (in Rehabilitation). There are 6,707 limited partnership units outstanding at December 31, 1998. Per the Partnership Agreement, the Partnership shall exist for a term ending December 31, 2026, at which time it shall be dissolved.

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

On November 6, 1992, the Commonwealth Court of Pennsylvania (the Court) placed Fidelity Mutual Life Insurance Company (the Company) into Rehabilitation. The Rehabilitator was granted immediate exclusive possession and control of, and title to, the business and assets of the Company. The Rehabilitator has been directed to conduct the business of the Company and to begin taking such steps as deemed appropriate toward removing the cause and conditions that have made the rehabilitation necessary. The Company filed its Rehabilitation Plan in June 1994 and subsequently amended it in January 1995 and again in June 1996. A third amended Rehabilitation Plan was filed with the Court during the second quarter of 1998. While the General Partner at this time does not expect the Rehabilitation of the Company to negatively impact the operation of either the General Partner or the Partnership, the ultimate impact of the Rehabilitation of the Company on the Partnership cannot be determined at this time.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect various amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. RELATED PARTY TRANSACTIONS

In 1998, 1997, and 1996, the Partnership was charged an annual management fee of $15,000 by the General Partner. The cumulative amount of such fee may not exceed $128,000, and cumulative fees charged since inception amounted to $120,000 at December 31, 1998.

                       FMG Rita Ranch Limited Partnership

4. PARTNERS' EQUITY

In prior years, the Partnership received cash equity contributions totaling $6,281,294 through the sale of limited partnership units, of which $4,583,560 was contributed by an affiliate of the General Partner.

The General Partner has agreed to contribute up to $600,000 to the capital of the Partnership if the need for additional funding arises (see Note 1). Cumulative amounts funded by the General Partner amounted to $339,537 at December 31, 1998.

CASH DISTRIBUTIONS

Except for distributable proceeds from capital transactions and refinancings, as defined in the partnership agreement, and upon liquidation of the Partnership, cash distributions, if any, will be made 99% to the limited partners and 1% to the General Partner. Distributable proceeds from capital transactions involving less than all or substantially all of the Partnership's assets and distributable proceeds from refinancings will be distributed in the following order of priority: (i) to limited partners with positive balances in their capital accounts as maintained for federal tax purposes ("Capital Accounts") in proportion to and to the extent of such positive balances but not to exceed the amount required to compensate the limited partners for federal taxes incurred as a result of the capital transaction, (ii) to all partners with positive balances in their Capital Accounts after the capital transaction, in proportion to and to the extent of such positive balances; (iii) to the partners until they have received a return of their capital contributions ($6,480,113 at December 31, 1998); (iv) to the limited partners until they have received their unpaid cumulative (i.e., a 9% (noncompounded)) annual return on their adjusted capital contributions ($6,148,872 at December 31, 1998), and to the General Partner until it has received a 9% return on any portion of its $600,000 capital contribution that it has made; and (vi) the balance, 80% to the limited partners and 20% to the General Partner. Distributions in connection with the sale of all or substantially all of the Partnership's assets or the Partnership's liquidation will be made in accordance with the positive balances in the partners' Capital Accounts.

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

5. IMPACT OF YEAR 2000 (UNAUDITED)

The Partnership has assessed and is continuing to assess its operating systems, computer software applications, computer equipment and other equipment with embedded electronic circuits ("Programs") that it currently uses to identify whether they are Year 2000 compliant and, if not, what steps are needed to bring them into compliance. The Partnership expects that almost all Programs will be Year 2000 compliant by the end of the second quarter of 1999. For those Programs that will not be compliant by then, the Partnership is reviewing the potential impact on the Partnership and the alternatives that are available to it if the Programs cannot be brought into compliance by December 31, 1999. The Partnership believes that the required changes to its Programs will be made on a timely basis without causing material operational issues or having a material impact on its results of operations or its financial position.

                       FMG Rita Ranch Limited Partnership

5. IMPACT OF YEAR 2000 (UNAUDITED) (CONTINUED)

The Partnership believes that its core business of owning unimproved land is not heavily dependent on the Year 2000 compliance of its Programs and that, should a reasonably likely worst case Year 2000 situation occur, the Partnership, because of the basic nature of its systems, many of which can be executed manually, would not likely suffer material loss or disruption in remedying the situation.

The costs incurred and expected to be incurred in the future regarding Year 2000 compliance have been and are expected to be immaterial to the results of operations and financial position of the Partnership. Costs related to Year 2000 compliance are expensed as incurred.

The Partnership has been reviewing whether its significant third-party service providers, including financial institutions ("Providers") are Year 2000 compliant. The Partnership is not aware of any Providers that do not expect to be compliant; however, the Partnership has no means of ensuring that its Providers will be Year 2000 ready. The inability of the Providers to be Year 2000 ready in a timely fashion could have an adverse impact on the Partnership. The Partnership plans to respond to any such contingency involving any of its Providers by seeking to utilize alternative sources for such goods and services, where practicable. In addition, widespread disruptions in the national or international economy, including, for example, disruptions affecting financial market and commercial and investment banks, could also have an adverse impact on the Partnership. The likelihood and effects of such disruptions are not determinable at this time.