Form 10-Q
period 1999-03-31
FMG RITA RANCH LIMITED PARTNERSHIP
filed 1999-05-13
CIK 820047

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q



  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
----- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.
                 --------------


----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________________ TO _____________________.



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
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)



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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of FMG Rita Ranch Limited partnership (the "Partnership") at March 31, 1999 are attached hereto as Exhibit A.

         In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Partnership's financial position as of March 31, 1999 and the results of its operations and cash flows for the three months ended March 31, 1999.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Background
         ----------

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

         Results of Operations
         ---------------------

         The Partnership's revenues for the first quarter of 1999 consisted of partnership transfer fees in the amount of $50. Expenses for the first quarter of 1999 consisted of general and administrative costs of $1,444, management fees of $3,750, insurance of $37 and real estate taxes of $2,358.

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

         Liquidity and Capital Resources
         -------------------------------

         The Partnership has no cash reserve remaining at March 31, 1999. As shown in the accompanying financial statements, the Partnership has incurred substantial operating losses in each of the past three years. Such losses will continue until the Partnership begins to sell land parcels. In the partnership agreement, the General Partner has committed to contribute up to $600,000 to the capital of the Partnership as the need for additional working capital arises. Cumulative amounts funded by the General Partner amounted to $346,728 at March 31, 1999. Realization of the partnership's assets is dependent upon the continued funding of operating deficits by the General Partner and its affiliate. There can be no assurance, however, that the General Partner or its affiliate will continue to fund operating deficits.

         During 1998, a potential purchaser made an offer for approximately $4,750 an acre but subsequently withdrew it upon further investigation.


         Impact of Year 2000
         -------------------

         The Partnership has assessed and is continuing to assess its operating systems, computer software applications, computer equipment and other equipment with embedded electronic circuits ("Programs") that it currently uses to identify whether they are Year 2000 compliant and, if not, what steps are needed to bring them into compliance. The Partnership expects that almost all Programs that will be compliant by then, the Partnerhip is reviewing the potential impact on the Partnership and the alternatives that are available to it if the Programs cannot be brought into compliance by December 31, 1999. The Partnership believes that the required changes to its Programs will be made on a timely basis without causing material operational issues or having a material impact on its results of operations on its financial position.

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

         Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

         The Partnership's primary market risk exposure relates to general economic trends effecting the overall real estate market as it relates to the holding of land for investment purposes.

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

Item 2 - Changes in Securities

         There was no change in the partnership's securities during the first quarter of 1999.


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

         No matters were submitted to the Partners for a vote during the first quarter of 1999.


Item 5 - Other Information

         None


Item 6 - Exhibits and Reports on Form 8-K

Reports on Form 8-K

         None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers            Description                           Page Number
---------------            -----------                           -----------

3.1(a)                     Certificate of Limited                *
                           Partnership

3.1(b) & (4)               Restated Limited Partnership          **
                           Agreement

Exhibit Numbers            Description                           Page Number
---------------            -----------                           -----------

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


       Signature                        Title                         Date
       ---------                        -----                         ----


/s/ Arthur W. Mullin
---------------------------      President, Treasurer,            May 11, 1999
Arthur W. Mullin                 Director of FMG Western
                                 Region Acquisitions, Inc.




/s/ James W. Kelican, Jr.
---------------------------      Vice President, Director         May 11, 1999
James W. Kelican, Jr.            of FMG Western Region
                                 Acquisitions, Inc.

EXHIBIT A

                       FMG RITA RANCH LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                             March 31,      December 31,
                                                1999            1998
                                            (Unaudited)
                                            -----------     ------------
           ASSETS
           ------

Land held for sale, net                       $350,000        $350,000

Cash and cash equivalents                          594             544
                                              --------        --------

                                              $350,594        $350,544
                                              ========        ========



LIABILITIES AND PARTNERS' EQUITY
--------------------------------

   Accrued expenses                           $ 24,150        $ 20,002

   Due to affiliates                                 -           3,750

   Partners' Equity                            326,444         326,792
                                              --------        --------

                                              $350,594        $350,544
                                              ========        ========

                       FMG RITA RANCH LIMITED PARTNERSHIP

                  STATEMENT OF OPERATIONS AND PARTNER'S EQUITY

                                   (unaudited)


                                            FOR THE THREE MONTHS
                                               ENDED MARCH 31
                                    -------------------------------------
                                      1999           1998          1997
                                    --------       --------      --------
REVENUES:
  Interest income                   $      -       $      -      $      2
  Other income                            50              -             -
                                    --------       --------      --------
                                          50              -             2
                                    ========       ========      ========

EXPENSES:
  Real estate taxes                    2,358          2,239         2,367
  Management fees                      3,750          3,750         3,750
  General and administrative           1,444          3,367         1,255
  Insurance                               37             30            27
                                    --------       --------      --------
                                       7,589          9,386         7,399
                                    --------       --------      --------


          NET LOSS                  $ (7,539)      $ (9,386)     $ (7,397)

Partners' equity,
   Beginning of period               326,792        336,863       336,856

Captial Contributions                  7,191         10,983         8,758
                                    --------       --------      --------
Partners' equity,
   End of period                    $326,444       $338,460      $338,217
                                    ========       ========      ========

Weighted Average Number of
   Limited Partnership Units
   Outstanding                         6,707          6,707         6,707
                                    ========       ========      ========

Loss from Operations per
   Limited Partnership
   Interest                           $(1.11)        $(1.38)       $(1.09)
                                    ========       ========      ========

                       FMG RITA RANCH LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                        FOR THE THREE MONTHS
                                                                           ENDED MARCH 31
                                                              ---------------------------------------
                                                                1999             1998           1997
                                                              -------          -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                           $(7,539)         $(9,386)       $(7,397)
  Adjustments to reconcile net income (loss)
     to net cash used in operating activities:

     Increase in General Partner's capital                      7,191           10,983          8,758
     Increase (decrease) in accrued expenses                    4,148            2,212          2,414

     (Increase) in prepaid expenses                                 -              (59)           (54)
     Increase (decrease) in due to affiliate                   (3,750)          (3,750)        (3,750)
                                                              -------          -------        -------
       Net cash provided by (used in) operating activities    $    50          $     0        $   (29)
                                                              -------          -------        -------


       Cash, Beginning of period                                  544              519            267
                                                              -------          -------        -------


       Cash, End of period                                    $   594          $   519        $   238
                                                              =======          =======        =======