Form 10-Q
period 1999-06-30
FMG RITA RANCH LIMITED PARTNERSHIP
filed 1999-08-12
CIK 820047

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30,1999.

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM______TO______.



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

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No___

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of FMG Rita Ranch Limited partnership (the "Partnership") a June 30, 1999 are attached hereto as Exhibit A.

         In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Partnership's financial position as of June 30, 1999 and the results of its operations and cash flows for the three months ended June 30, 1999.

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

         Results of Operations

         The Partnership had no revenues for the second quarter of 1999. Expenses for the second quarter of 1999 consisted of general and administrative costs of $3,125, management fees of $3,750, insurance of $37 and real estate taxes of $2,359.

         The Partnership had no revenues for the second quarter of 1998. Expenses for the second quarter of 1998 consisted of general and administrative costs of $2,067, management fees of $3,750, insurance of $29 and real estate taxes of $2,238.

         The Partnership's revenues for the second quarter of 1997 consisted of interest income of $1 and partnership transfer fees of $75. Expenses for the second quarter of 1997 consisted of general and administrative costs of $1,655, management fees of $3, 750, insurance of $27 and real estate taxes of $2,366.

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


         Liquidity and Capital Resources

         The Partnership has no cash reserve remaining at June 30, 1999. As shown in the accompanying financial statements, the Partnership has incurred substantial operating losses in each of the past three years. Such losses will continue until the Partnership begins to sell land parcels. In the partnership agreement, the General Partner has committed to contribute up to $600,000 to the capital of the Partnership as the need for additional working capital arises. Cumulative amounts funded by the General Partner amounted to $368,869 at June 30, 1999. Realization of the partnership's assets is dependent upon the continued funding of operating deficits by the General Partner and its affiliate. There can be no assurance, however, that the General Partner or its affiliate will continue to fund operating deficits.

         During 1998, a potential purchaser made an offer for approximately $4,750 an acre but subsequently withdrew it upon further investigation.


         Impact of Year 2000

         The Partnership has assessed and is continuing to assess its operating systems, computer software applications, computer equipment and other equipment with embedded electronic circuits ("Programs") that it currently uses to identify whether they are Year 2000 compliant and, if not, what steps are needed to bring them into compliance. The Partnership expects all Programs to be compliant by December 31, 1999. However, the Partnership is reviewing the potential impact on the Partnership and the alternatives that are available to it if the Programs cannot be brought into compliance by December 31, 1999. The Partnership believes that the required changes to its Programs will be made on a timely basis without causing material operational issues or having a material impact on its results of operations on its financial position.

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

Item 2 - Changes in Securities

         There was no change in the partnership's securities during the second quarter of 1999.


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

         No matters were submitted to the Partners for a vote during the second quarter of 1999.


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


Signature                          Title                              Date
---------                          -----                              ----



/s/Arthur W. Mullin              President,                        8/9  1999
Arthur W. Mullin                 Treasurer,
                                 Director of
                                 FMG Western
                                 Region
                                 Acquisitions, Inc.


/s/Margaret M. Tamasitis         Assistant Secretary               8/10  1999
Margaret M. Tamasitis            of FMG Western
                                 Region
                                 Acquisitions, Inc.

EXHIBIT A

                       FMG RITA RANCH LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                       June 30,     December 31,
                                         1999          1998
                                      (Unaudited)
                                       --------       --------
           ASSETS
Land held for sale, net                $350,000       $350,000

Cash and cash equivalents                   594            544

Prepaid Insurance                            37             --
                                       --------       --------

                                       $350,631       $350,544
                                       ========       ========



LIABILITIES AND PARTNERS' EQUITY


   Accrued expenses                    $ 11,317       $ 20,002

   Due to affiliates                         --          3,750

   Partners' Equity                     339,314        326,792
                                       --------       --------

                                       $350,631       $350,544
                                       ========       ========

                      F M G RITA RANCH LIMITED PARTNERSHIP

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                                   (Unaudited)

                                 Three months      Three months    Six months       Six months
                                    ended             ended          ended            ended
                                   June 30,          June 30,       June 30,         June 30,
                                     1999             1998            1999             1998
REVENUES:
  Interest income                  $       0        $       0        $       0        $       0
  Other income                             0                0               50                0
                                   ---------        ---------        ---------        ---------

                                           0                0               50                0
                                   ---------        ---------        ---------        ---------


EXPENSES:
  Real estate taxes                    2,359            2,238            4,717            4,477
  Management fees                      3,750            3,750            7,500            7,500
  General and administrative           3,125            2,067            4,569            5,434
  Insurance                               37               29               74               59
                                   ---------        ---------        ---------        ---------

                                       9,271            8,084           16,860           17,470
                                   ---------        ---------        ---------        ---------


          NET LOSS                 $  (9,271)       $  (8,084)       $ (16,810)       $ (17,470)

Partners' equity,
   Beginning of period               326,444          338,460          326,792          336,863

Capital Contributions                 22,141            9,321           29,332           20,304
                                   ---------        ---------        ---------        ---------

Partners' equity,
   End of period                   $ 339,314        $ 339,697        $ 339,314        $ 339,697
                                   =========        =========        =========        =========


Weighted Average Number of
   Limited Partnership Units
   Outstanding                         6,707            6,707            6,707            6,707
                                   =========        =========        =========        =========


Loss from Operations per
   Limited Partnership
   Interest                        $   (1.36)       $   (1.19)       $   (2.48)       $   (2.57)
                                   =========        =========        =========        =========

                      F M G RITA RANCH LIMITED PARTNERSHIP

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                                   (Unaudited)



                                                     SIX MONTHS
                                                    ENDED JUNE 30
                                      -------------------------------------------
                                        1999             1998             1997
                                      ---------        ---------        ---------
REVENUES:
  Interest income                     $       0        $       0        $       3
  Other income                               50                0               75
                                      ---------        ---------        ---------

                                             50                0               78
                                      ---------        ---------        ---------

EXPENSES:
  Real estate taxes                       4,717            4,477            4,733
  Management fees                         7,500            7,500            7,500
  General and administrative              4,569            5,434            2,910
  Insurance                                  74               59               54
                                      ---------        ---------        ---------

                                         16,860           17,470           15,197
                                      ---------        ---------        ---------

          NET LOSS                    $ (16,810)       $ (17,470)       $ (15,119)

Partners' equity,
   Beginning of period                  326,792          336,863          336,856

Capital Contributions                    29,332           20,304           17,651
                                      ---------        ---------        ---------

Partners' equity,
   End of period                      $ 339,314        $ 339,697        $ 339,388
                                      =========        =========        =========


Weighted Average Number of
   Limited Partnership Units
   Outstanding                            6,707            6,707            6,707
                                      =========        =========        =========


Loss from Operations per
   Limited Partnership Interest       $   (2.48)       $   (2.57)       $   (2.23)
                                      =========        =========        =========

                      F M G RITA RANCH LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                      FOR THE SIX MONTHS
                                                         ENDED JUNE 30
                                            ----------------------------------------
                                              1999            1998            1997
                                            --------        --------        --------


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                           $(16,810)       $(17,470)       $(15,119)
Adjustments to reconcile net
   income (loss) to net cash
   used in operating activities:

   Increase in General Partner's
      capital                                 29,332          20,304          17,651
  (Increase) in prepaid expenses                 (37)            (30)            (27)
  Increase (decrease) in
      accrued expenses                        (8,685)            946           1,272
  Increase (decrease) in
      due to affiliate                        (3,750)         (3,750)         (3,750)
                                            --------        --------        --------

   Net cash provided by (used in)
      operating activities                  $     50        $      0        $     27
                                            --------        --------        --------

   Cash, Beginning of period                     544             519             267


   Cash, End of period                      $    594        $    519        $    294
                                            ========        ========        ========