Form 10-Q
period 1999-09-30
FMG RITA RANCH LIMITED PARTNERSHIP
filed 1999-11-12
CIK 820047

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    Form 10-Q



  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
------            SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                  SEPTEMBER 30,1999.
                  -----------------



                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
------            SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                  FROM                        TO
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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         The unaudited financial statements of FMG Rita Ranch Limited partnership (the "Partnership") a September 30, 1999 are attached hereto as Exhibit A.

         In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Partnership's financial position as of September 30, 1999 and the results of its operations and cash flows for the three months ended September 30, 1999.

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

         Results of Operations
         ---------------------

         The Partnership's revenues for the third quarter of 1999 consisted of partnership transfer fees of $50. Expenses for the third quarter of 1999 consisted of general and administrative costs of $1,907, management fees of $500, insurance of $36 and real estate taxes of $2,297.

         The Partnership had no revenues for the third quarter of 1998. Expenses for the third quarter of 1998 consisted of general and administrative costs of $2,080, management fees of $3,750, insurance of $30 and real estate taxes of $2,598.

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

         Liquidity and Capital Resources
         -------------------------------

         The Partnership has no cash reserve remaining at September 30, 1999. As shown in the accompanying financial statements, the Partnership has incurred substantial operating losses in each of the past three years. Such losses will continue until the Partnership begins to sell land parcels. In the partnership agreement, the General Partner has committed to contribute up to $600,000 to the capital of the Partnership as the need for additional working capital arises. Cumulative amounts funded by the General Partner amounted to $373,100 at September 30, 1999. Realization of the partnership's assets is dependent upon the continued funding of operating deficits by the General Partner and its affiliate. There can be no assurance, however, that the General Partner or its affiliate will continue to fund operating deficits.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         The Partnership is not a direct party to, nor is the Partnership's property directly the subject of, any material legal proceedings. However, on November 6, 1992, the Commonwealth Court of Pennsylvania issued an order placing The Fidelity Mutual Life Insurance Company ("Fidelity Mutual"), the indirect parent of the General Partner of the Partnership, into rehabilitation under the control and authority of the Pennsylvania Insurance Commissioner pursuant to the provisions of the Pennsylvania Insurance Department Act, 40 P.S. ss.221.1 et seq. The Partnership is not a direct party to the order, but ownership of the stock of the General Partner and the stock of the majority Limited Partner is vested in the Insurance Commissioner pursuant to the Order.

Item 2 - Changes in Securities

         There was no change in the partnership's securities during the third quarter of 1999.


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

Item 4 - Submission of Matters to a Vote of Security Holders

         No matters were submitted to the Partners for a vote during the third quarter of 1999. However, see Item 5 below.

Item 5 - Other Information

         The Partnership entered into an Agreement of Sale ("Agreement") with Diamond Ventures, Inc. ("Diamond") on August 10, 1999, which has been subsequently amended on September 3, 1999; October 4, 1999; and October 12, 1999. Under the Agreement, as amended, the Partnership will sell all 118 acres of the Partnership's land to Diamond for $450,000. Diamond has completed its due diligence and placed $150,000 into escrow. The sale is conditioned upon approval by the holders of a majority of the Limited Partnership Units. Equity Products Corporation, an affiliate of the General Partner, currently owns 75% of the Limited Partnership Units and has agreed to vote in favor of the sale after it receives the approval of the Court handling the rehabilitation proceedings in which its ultimate parent, Fidelity Mutual Life Insurance Company (In Rehabilitation), is currently engaged.

         Upon consummation of the sale to Diamond, the Partnership will be dissolved and liquidated. Any liquidation proceeds remaining after payment of the Partnership's obligations and the expenses of liquidation will be distributed to the Partners in accordance with the provisions of the Partnership Agreement.


Item 6 - Exhibits and Reports on Form 8-K

Reports on Form 8-K
-------------------

         None

Exhibits (numbered in accordance with Item 601 of Regulation S-K)
-----------------------------------------------------------------

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

                                    SIGNATURE
                                    ---------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                             Title                           Date
---------                             -----                           ----


/s/ Arthur W. Mullin                 President,                     11/09/1999
-------------------------            Treasurer,                     ----------
    Arthur W. Mullin                 Director of
                                     FMG Western
                                     Region
                                     Acquisitions, Inc.







/s/ Margaret M. Tamasitis             Assistant Secretary           11/09/1999
-------------------------             of FMG Western                ----------
    Margaret M. Tamasitis             Region
                                      Acquisitions, Inc.

EXHIBIT A

                       FMG RITA RANCH LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS
                                     ------


                                September 30,      December 31,
                                    1999              1998
                                 (Unaudited)
                                -------------      ------------

Land held for sale, net            $350,000          $350,000

Cash and cash equivalents               644               544
                                   --------          --------
                                   $350,644          $350,544
                                   ========          ========


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

LIABILITIES:

Accrued expenses                   $ 11,789          $ 20,002

Due to affiliates                        --             3,750

Partners' Equity                    338,855           326,792
                                   --------          --------
                                   $350,644          $350,544
                                   ========          ========


                      F M G RITA RANCH LIMITED PARTNERSHIP

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                                  (Unaudited)


                                        Three months        Three months        Nine months         Nine months
                                           ended               ended              ended                 ended
                                        September 30,       September 30,       September 30,       September 30,
                                            1999                1998                1999                 1998
                                        -------------       -------------       -------------       -------------
REVENUES:
  Interest income                           $      0            $      0            $      0            $      0
  Other income                                    50                   0                 100                   0
                                        -------------       -------------       -------------       -------------
                                                  50                   0                 100                   0
                                        -------------       -------------       -------------       -------------


EXPENSES:
  Real estate taxes                            2,297               2,598               7,014               7,075
  Management fees                                500               3,750               8,000              11,250
  General and administrative                   1,907               2,089               6,476               7,523
  Insurance                                       36                  30                 110                  89
                                        -------------       -------------       -------------       -------------
                                               4,740               8,467              21,600              25,937


          NET LOSS                          $ (4,690)           $ (8,467)           $(21,500)           $(25,937)

Partners' equity,
   Beginning of period                       339,314             339,697             326,792             336,863
Captial Contributions                          4,231               4,527              33,563              24,831
                                        -------------       -------------       -------------       -------------

Partners' equity,
   End of period                            $338,855            $335,757            $338,855            $335,757
                                        =============       =============       =============       =============

Weighted Average Number of
   Limited Partnership Units
   Outstanding                                 6,707               6,707               6,707               6,707
                                        =============       =============       =============       =============

Loss from Operations per
   Limited Partnership
   Interest                                 $   (.69)           $  (1.24)           $  (3.17)           $  (3.82)
                                        =============       =============       =============       =============


                      F M G RITA RANCH LIMITED PARTNERSHIP

                  STATEMENTS OF OPERATIONS AND PARTNERS' EQUITY

                                   (Unaudited)



                                                         NINE MONTHS
                                                      ENDED SEPTEMBER 30
                                     ------------------------------------------------

                                          1999             1998             1997
                                     --------------   --------------   --------------
REVENUES:
  Interest income                         $      0         $      0         $      3
  Other income                                 100                0              300
                                     --------------   --------------   --------------
                                               100                0              303
                                     --------------   --------------   --------------

EXPENSES:
  Real estate taxes                          7,014            7,075            6,716
  Management fees                            8,000           11,250           11,250
  General and administrative                 6,476            7,523            4,172
  Insurance                                    110               89               81
                                     --------------   --------------   --------------
                                            21,600           25,937           22,219
                                     --------------   --------------   --------------
          NET LOSS                        $(21,500)        $(25,937)        $(21,916)
                                     ==============   ==============   ==============


                      F M G RITA RANCH LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                          FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30
                                            ----------------------------------------------
                                                1999             1998             1997
                                            ------------     ------------     ------------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                         $(21,500)        $(25,937)        $(21,916)
     Adjustments to reconcile net
       income (loss) to net cash
       used in operating activities:

     Increase in General Partner's
       capital                                   33,563           24,831           21,438
     Increase (decrease) in
       accrued expenses                          (8,213)           4,856            4,480
     Increase (decrease) in
       due to affiliate                          (3,750)          (3,750           (3,750)
                                            ------------     ------------     ------------
     Net cash provided by (used in)
       operating activities                    $    100         $      0         $    252
                                            ------------     ------------     ------------


     Cash, Beginning of period                      544         $    519         $    267


     Cash, End of period                       $    644         $    519         $    519
                                            ============     ============     ============
