Form 10-K405
period 1999-12-31
FMG RITA RANCH LIMITED PARTNERSHIP
filed 2000-03-28
CIK 820047

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF -- 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

-- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---

                       FMG RITA RANCH LIMITED PARTNERSHIP
                                    FORM 10-K
                                TABLE OF CONTENTS

ITEM

PART I

Item 1.           Business
                           Background...............................................................   4
                           Material Recent Developments.............................................   4
                           Competition..............................................................   4
                           Employees................................................................   5
                           Trademarks and Patents...................................................   5

Item 2.           Property..........................................................................   5

Item 3.           Legal Proceedings.................................................................   6
Item 4.           Submission of Matters to a Vote of Security
                  Holders...........................................................................   6

PART II

Item 5.           Market for the Partnership's Units of Limited
                  Partnership Interest and Related Security
                  Holder Matters....................................................................   6

Item 6.           Selected Financial Data...........................................................   7

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations
                           Background...............................................................   8
                           Results of Operations....................................................   8
                           Liquidity and Capital Resources..........................................   8
                           Impact of Year 2000...,,,,,,,,,,,,,,.....................................   9

Item 7A.           Quantitative and Qualitative Disclosures About Market Risk.......................   9

Item 8.            Financial Statements and Supplementary Data......................................  10

Item 9.            Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure...........................................  10

PART III

Item 10.          Directors and Executive Officers of the
                  Partnership......................................................................  10

Item 11.          Executive Compensation...........................................................  11

Item 12.          Security Ownership of Certain Beneficial
                  Owners and Management
                           (a)      Security Ownership of Certain
                                    Beneficial owners..............................................  11
                           (b)      Security Ownership of  Management..............................  12
                           (c)      Changes in Control.............................................  12

Item 13.           Certain Relationships and Related Transactions..................................  12


PART IV

Item 14.          Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K..............................................................  13


SIGNATURES.........................................................................................  16

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

                  The General Partner has no plans to develop the Property. There can be no assurance that necessary funds would be available should it be desirable for the Partnership to improve the Property to facilitate its sale.

                  Because of the lack of demand for industrial and commercial land in the Tucson area and the resulting decline in the Property's value, the Partnership was required to reduce its carrying value on the Property in 1990 and again in 1992. Class "A" Business Park lots dominate the industrial land sales market. Sale prices range from $15,000 to $30,000 per developed acre and undeveloped raw land (little of which is being sold) is selling for less than $5,000 an acre. There have been few bulk sale transactions since the RTC was disposing of it's properties. The General Partner believes that it would be necessary for the Partnership to hold the property for several years, possibly decades, before the Partnership may be able to sell the Property at a price significantly higher than the current market value. Thus, it is extremely unlikely that the Property would ever be sold for a price which approximates the original price paid by the Partnership for the Property.

                  Material Recent Developments

                  The Partnership entered into an Agreement of Sale ("Agreement") with Diamond Ventures, Inc. ("Diamond") on August 10, 1999, which was subsequently amended on September 3, 1999; October 4, 1999; and October 12, 1999.The Agreement, as amended, stated that the Partnership would sell all 118 acres of the Partnership's land to Diamond for $450,000. The sale was conditioned upon the approval by the holders of a majority of the Limited Partnership units. Equity Products Corporation, an affiliate of the General Partner, currently owns 75% of the Limited Partnership Units and has agreed to vote in favor of the sale after it received the approval of the Court handling the rehabilitation proceedings in which its ultimate parent, Fidelity Mutual Life Insurance Company (In Rehabilitation), is currently engaged.

Equity Products Corporation received approval from the Court and on November 30, 1999, the Limited Partners approved the sale of the entire property to Diamond for $450,000. The sale was consummated on January 11, 2000.

After paying closing costs the Partnership received net sales proceeds of $421,274. The sales proceeds along with the remaining cash of $644 less Partnership liabilities of $4,713 left $417,205 to be distributed to the Partners. This amount was distributed to Partners in accordance with Section 4.2 of the Partnership Agreement.

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

                  In 1999, the Partnership entered into an agreement of sale with Diamond Venture, Inc. by which the Partnership agreed to sell the entire 118 acres to Diamond Venture, Inc. for $450,000.


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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On November 9, 1999, NOTICE was given to the Limited Partners of FMG Rita Ranch Limited Partnership by FMG Western Region Acquistions, Inc., general partner of FMG Rita Ranch Limited Partnership, that a special meeting of the limited partners of the Partnership would be held on November 30, 1999 at 10:a.m. Eastern Standard Time, at the offices of the General Partner at 250 King of Prussia Road, Radnor, PA 19087-5297, for the following purposes:

         - To consider and vote upon a proposal to approve an Agreement of Sale (as amended by a First Amendment to Agreement of Sale, a Second Amendment to Agreement of Sale and a Third Amendment to Agreement of Sale) under which substantially all of the property of the Partnership would be sold to Diamond Venture, Inc., an Arizona corporation (or its assignee) for a consideration of $450,000;

         - To consider and vote upon the dissolution and liquidation of the Partnership

         - To consider and transact such other business as may properly come before the meeting or any adjournment or postponement thereof.


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


ITEM 6.            SELECTED FINANCIAL DATA

                                    For the Year      For the Year       For the Year     For the Year      For the Year
                                        Ended             Ended             Ended            Ended             Ended
                                     December 31       December 31        December 31      December 31       December 31
                                        1999               1998              1997             1996              1995
                                        ----               ----              ----             ----              ----
Operating
 Revenues                               $100           $     25            $    303        $    182       $     33

Net Income
    (Loss)                          $(31,478)          $(46,568)           $(29,852)       $(33,130)      $(32,560)


 Net Income
    (Loss) per Unit
     of Limited Interest            $  (4.69)          $  (6.94)           $  (4.45)       $  (4.94)      $  (4.85)

                                      For The Year      For The Year    For The Year    For The Year       For The Year
                                         Ended            Ended             Ended           Ended             Ended
                                      December 31       December 31       December 31     December 31       December 31
                                         1999              1998              1997            1996              1995
                                         ----              ----              ----            ----              ----
Total Assets                           $350,644          $350,544          $350,519        $350,267         $350,205

Long Term
    Obligations                         -0-                  -0-              -0-              -0-              -0-

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

                  Results of operations

                  The Partnership's revenues for fiscal year 1999 consisted of partnership transfer fees of $100.00. Expenses for 1999 consisted primarily of general and administrative costs of $14,077, insurance of $148, real estate taxes of $9,353 and management fees of $8,000.

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

                  Liquidity and Capital Resources

                  The Partnership has no cash reserve remaining at December 31, 1999. As shown in the accompanying financial statements, the Partnership has incurred substantial operating losses in each of the past three years. In the partnership agreement, the General Partner has committed to contribute up to $600,000 to the capital of the Partnership as the need for additional working capital arises. Cumulative amounts funded by the General Partner amounted to $390,154 at December 31, 1999. Realization of the Partnership's assets is dependent upon the continued funding of operating deficits by the General Partner and its affiliate.

                  During 1992 and 1990, the Partnership recorded writedowns of $830,000 and $6,261,041 respectively.

                  Impact of Year 2000

         In prior periods, the Partnership discussed the nature and progress of its plans to become Year 2000 ready. In 1999, the Partnership completed it remediation and testing of systems. As a result of those planning and implementation efforts, the Partnership experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded in the Year 2000 date change. The Partnership incurred no expenses during 1999 in connection with remediating its systems. The Partnership is not aware of any material problems resulting from Year 2000 issues, either with its internal systems, or the services of third parties. The Partnership will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK

                  The Partnership's primary market risk exposure relates to general economic trends effecting the overall real estate market as it relates to the holding of land for investment purposes (see Item 2).

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The Partnership's financial statements for the years ended December 31, 1999 and 1998 together with the report of the Partnership's independent auditors, Ernst & Young LLP, is included in this Form 10-K.

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

                  Margaret Tamasitis is Assistant Secretary of the General Partner. Ms. Tamasitis is also Assistant Secretary of various other subsidiaries. Ms. Tamasitis is a Vice President of Fidelity Mutual in the Controller's office and has been with Fidelity Mutual for 29 years. Ms. Tamasitis received her B.S. degree in Accounting from Temple University, Philadelphia, PA.

ITEM 11.          EXECUTIVE COMPENSATION

                  As of December 31, 1999 the Partnership did not pay remuneration to any officers of the General Partner. Fees which have been paid or are payable to the General Partner and affiliates are set forth in Item 13 of this report, "Certain Relationships and Related Transactions".

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

                  As of December 31, 1999, no other person or "group" (as that term is used in Section 13(d) (3) of the Securities Exchange Act of 1934) was known by the Partnership to beneficially own more than five percent of the units of the Partnership.

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


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  During 1999, a management fee of $8,000 was paid to the General Partner. This fee is computed as .2% of the cost of the land. The cumulative amount of such fee may not exceed $128,000, and cumulative fees charged since inception amounted to $128,000 at December 31, 1999. However, if the Partnership's reserves are exhausted, the unpaid portion of this fee will be paid, without interest from the proceeds of the sale of the Property after the Limited Partners have received distributions equal to their Capital Contributions and Unpaid Cumulative Return.

                  The General Partner will also receive 1% of cash distributions until the Limited Partners have received (i) a return of their Capital Contributions plus (ii) cumulative distributions equal to a 9% Annual Return on their Adjusted Capital Contributions (as those terms are defined in the Limited Partnership Agreement). Thereafter, the General Partner will receive a 9% return on any portion of its $600,000 capital contribution and the balance, 80% to the limited partners and 20% to the General Partner. During 1999, 1998 and 1997, the General Partner received no cash distributions.


                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K

(a)                               Index to Financial Statements                                  Page
                                  -----------------------------                                  ----

Report of Independent Auditors                                                                     1
Balance Sheet at December 31, 1999 and 1998                                                        2
Statements of  Operations                                                                          3
Statements of Partners' Equity                                                                     4
Statements of Cash Flows                                                                           5
Notes to Financial Statements                                                                      6


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

                         FMG RITA RANCH LIMITED PARTNERSHIP, a Delaware limited partnership

                         By: FMG WESTERN REGION ACQUISITIONS, INC., General Partner


Dated:                        By:/s/ Arthur W. Mullin
      -----------------          ------------------------------------
                                 Arthur W. Mullin
                                 President

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                                    TITLE                     DATE
/s/ Arthur W. Mullin                        President,              3/24  , 2000
-----------------------                     Treasurer,              ------
Arthur W. Mullin                            Director of
                                            FMG Western
                                            Region
                                            Acquisitions, Inc.

/s/ William S. Taylor
------------------------                    Vice President,         3/24  , 2000
William S. Taylor                           Director of             -------
                                            FMG Western
                                            Region
                                            Acquisitions, Inc.
/s/ Margaret M. Tamasitis
--------------------------                  Assistant Secretary,    3/24  , 2000
Margaret M. Tamasitis                       of FMG Western          -------
                                            Region
                                            Acquisitions, Inc.

                                    Financial Statements

                                FMG Rita Ranch Limited Partnership

                                 Years ended December 31, 1999 and 1998
                                  with Report of Independent Auditors

                              Financial Statements

                       FMG Rita Ranch Limited Partnership

                     Years ended December 31, 1999 and 1998




                                    CONTENTS

Report of Independent Auditors........................    1

Audited Financial Statements

Balance Sheets........................................    2
Statements of Operations..............................    3
Statements of Partners' Equity........................    4
Statements of Cash Flows..............................    5
Notes to Financial Statements.........................    6

                         Report of Independent Auditors


To the Partners of
FMG Rita Ranch Limited Partnership

We have audited the accompanying balance sheets of FMG Rita Ranch Limited Partnership (a Delaware Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FMG Rita Ranch Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                         /s/  Ernst & Young LLP

March 7, 2000

                       FMG Rita Ranch Limited Partnership

                                 Balance Sheets


                                                                                   DECEMBER 31
                                                                             1999              1998
                                                                       --------------------------------

ASSETS
Land held for sale, net                                                   $    350,000     $    350,000
Cash                                                                               644              544
                                                                       --------------------------------
                                                                          $    350,644     $    350,544
                                                                       ================================

LIABILITIES AND PARTNERS' EQUITY
Accrued expenses                                                          $      4,713     $     20,002
Due to affiliates                                                                    -            3,750
Partners' equity:
    General partner                                                            228,147          177,845
    Limited partners (6,707 units authorized, issued,
       and outstanding)                                                        117,784          148,947
                                                                       --------------------------------
                                                                          $    350,644     $    350,544
                                                                       ================================



See accompanying notes.

                       FMG Rita Ranch Limited Partnership

                            Statements of Operations


                                                     YEAR ENDED DECEMBER 31
                                               1999           1998           1997
                                           --------------------------------------
Revenues                                   $    100       $     25       $    303

Expenses:
    Real estate taxes                         9,353          9,433          8,954
    General and administrative               14,077         22,034          6,090
    Management fee                            8,000         15,000         15,000
    Insurance                                   148            126            111
                                           --------------------------------------
                                             31,578         46,593         30,155
                                           --------------------------------------
Net loss:
    Allocated to General Partner               (315)          (466)          (299)
    Allocated to Limited Partners           (31,163)       (46,102)       (29,553)
                                           --------------------------------------
                                           $(31,478)      $(46,568)      $(29,852)
                                           ======================================

Net loss per limited partnership unit      $  (4.69)      $  (6.94)      $  (4.45)
                                           ======================================



See accompanying notes.

                       FMG Rita Ranch Limited Partnership

                         Statements of Partners' Equity

                                                         GENERAL           LIMITED
                                                         PARTNER           PARTNERS           TOTAL
                                                     -----------------------------------------------
BALANCE, JANUARY 1, 1997                             $    112,254      $    224,602     $    336,856
Capital contributions                                      29,859                 -           29,859
Net loss                                                     (299)          (29,553)         (29,852)
                                                     -----------------------------------------------
BALANCE, DECEMBER 31, 1997                                141,814           195,049          336,863
Capital contributions                                      36,497                 -           36,497
Net loss                                                     (466)          (46,102)         (46,568)
                                                     -----------------------------------------------
BALANCE, DECEMBER 31, 1998                                177,845           148,947          326,792
Capital contributions                                      50,617                 -           50,617
Net loss                                                     (315)          (31,163)         (31,478)
                                                     -----------------------------------------------
BALANCE, DECEMBER 31, 1999                           $    228,147      $    117,784     $    345,931
                                                     ===============================================



See accompanying notes.

                       FMG Rita Ranch Limited Partnership

                            Statements of Cash Flows

                                                                    YEAR ENDED DECEMBER 31
                                                            1999             1998              1997
                                                     -------------------------------------------------
OPERATING ACTIVITIES
Net loss                                               $    (31,478)     $    (46,568)    $    (29,852)
Adjustments to reconcile net loss to net cash used
    in operating activities:
       Changes in operating assets and liabilities:
              Due to affiliates                              (3,750)                -                -
              Accrued expenses                              (15,289)           10,096              245
                                                       -----------------------------------------------
Net cash used in operating activities                       (50,517)          (36,472)         (29,607)

FINANCING ACTIVITIES
Cash contributions from general partner                      50,617            36,497           29,859
                                                       -----------------------------------------------
Net cash provided by financing activities                    50,617            36,497           29,859
                                                       -----------------------------------------------

Net increase in cash                                            100                25              252

Cash, beginning of year                                         544               519              267
                                                       -----------------------------------------------
Cash, end of year                                      $        644      $        544     $        519
                                                       ===============================================



See accompanying notes.

                       FMG Rita Ranch Limited Partnership

                          Notes to Financial Statements

                                December 31, 1999

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

FMG Rita Ranch Limited Partnership is a Delaware Limited Partnership. The General Partner (FMG Western Region Acquisitions, Inc.) is an indirect wholly owned subsidiary of The Fidelity Mutual Life Insurance Company (in Rehabilitation). There are 6,707 limited partnership units outstanding at December 31, 1999. On November 30, 1999, the Limited Partners approved the sale of all of the property of the Partnership and authorized the dissolution and liquidation of the Partnership.

The Partnership owned approximately 118 acres of unimproved land in Tucson, Arizona. The Property was being marketed for sale and was sold January 11, 2000 to a third party for $450,000. Subsequent to the sale, the Partnership commenced the dissolution and liquidation of the Partnership. In conjunction with the sale transaction and the liquidation, the General Partner paid certain expenses of the Partnership for which it will not seek reimbursement. The net sales proceeds of $421,274 along with the remaining cash of $644 less Partnership liabilities of $4,713 resulted in a distribution of $189,070 to the Limited Partners and $228,135 to the General Partner.

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

                       FMG Rita Ranch Limited Partnership

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect various amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. RELATED PARTY TRANSACTIONS

In 1998 and 1997, the Partnership was charged an annual management fee of $15,000 by the General Partner. In 1999, the Partnership was charged a fee of $8,000 since the cumulative amount of such fee may not exceed $128,000, and cumulative fees charged since inception amounted to $120,000 at December 31, 1998.

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